Form 10-Q
period 2010-03-31
Reef Oil & Gas Income & Development Fund III LP
filed 2010-05-24
CIK 1411643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

       ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

       ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 000-53795
___________________

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0805120 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas (Address of principal executive offices)	75080-3610 (Zip code)

(972)-437-6792
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

As of May 24, 2010, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.
Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

           Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Balance Sheets

	March 31, 2010	December 31, 2009

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,147,349	$18,243,848
Accounts receivable	1,464,680	736,161
Accounts receivable from affiliates	1,299,421	1,500,000
Total current assets	5,911,450	20,480,009

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $3,253,704 and $1,207,373	11,752,386	2,364,672
Unproved properties	54,853,482	52,010,728
Net oil and gas properties	66,605,868	54,375,400

Total assets	$72,517,318	$74,855,409

Liabilities and partnership equity

Current liabilities:
Accounts payable	$74,398	$571,154
Accounts payable to affiliates	437,221	223,515
Accrued liabilities	2,498	245,090
Total current liabilities	514,117	1,039,759

Long-term liabilities:
Asset retirement obligation	993,470	248,912
Total long-term liabilities	993,470	248,912

Partnership equity
General partners	39,233,638	40,609,693
Limited partners	31,141,227	32,253,928
Managing general partner	634,866	703,117
Partnership equity	71,009,731	73,566,738

Total liabilities and partnership equity	$72,517,318	$74,855,409

See accompanying notes to condensed financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31 ,
	2010	2009

Revenues	$1,257,224	$328,120

Costs and expenses:
Lease operating expenses	421,636	274,498
Production taxes	75,982	15,622
Depreciation, depletion and amortization	593,856	103,373
Accretion of asset retirement obligation	16,013	4,610
Property impairment	1,452,475	441,542
General and administrative	1,136,298	93,935
Total costs and expenses	3,696,260	933,580

Loss from operations	(2,439,036)	(605,460)

Other income:
Interest income	1,389	84,575
Total other income	1,389	84,575

Net loss	$(2,437,647)	$(520,885)

Net loss per general partner unit	$(2,675.38)	$(583.94)
Net loss per limited partner unit	$(2,675.38)	$(583.94)
Net loss per managing general partner unit	$(6,901.77)	$(261.42)

 See accompanying notes to condensed financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2010	2009

Operating Activities
Net loss	$(2,437,647)	$(520,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	593,856	103,373
Property impairment	1,452,475	441,542
Accretion of asset retirement obligation	16,013	4,610
Changes in operating assets and liabilities:
Accounts receivable	(728,519)	(543,001)
Accounts receivable from affiliates	200,579	(1,137,709)
Prepaid expenses	--	507,640
Accounts payable	(496,756)	(470,326)
Accounts payable to affiliates	183,749	2,038,506
Accrued liabilities	(242,592)	(1,918,215)
Net cash used in operating activities	(1,458,842)	(1,494,465)

Investing Activities
Purchase of oil and gas properties	(10,705,500)	(80,758)
Property development	(2,812,797)	(7,578,714)
Net cash used in investing activities	(13,518,297)	(7,659,472)

Financing Activities
Partner distributions	(119,360)	(120,519)
Net cash used in financing activities	(119,360)	(120,519)

Net decrease in cash and cash equivalents	(15,096,499)	(9,274,456)
Cash and cash equivalents at beginning of period	18,243,848	34,549,487
Cash and cash equivalents at end of period	$3,147,349	$25,275,031

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$(29,957)	$(139,733)
Additions to property and asset retirement obligation	$728,545	$--

See accompanying notes to condensed financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

2. Acquisitions

On January 19, 2010, RCWI , L.P. (“RCWI”), an affiliate of the Partnership, completed the acquisition of certain working interests in oil and gas properties from Azalea Properties Ltd. (“Azalea Properties”) for a purchase price of $21,610,116 pursuant to a Purchase and Sale Agreement between RCWI and Azalea Properties dated December 18, 2009 (the “Azalea Purchase Agreement”).  The Azalea Purchase Agreement is subject to three side letter agreements regarding the post-closing acquisition of proven undeveloped properties, the post-closing resolution of properties with title defects, and the post-closing resolution of third-party consents for certain properties (collectively, the “Side Letter Agreements”).

Subsequently, RCWI entered into a Purchase and Sale Agreement with the Partnership (the “RCWI Agreement”), dated January 19, 2010, to sell portions of the working interests acquired from Azalea Properties to the Partnership.  The Partnership acquired approximately 61% of the working interests initially acquired by RCWI from Azalea Properties for a purchase price of approximately $13,182,171 in cash subject to post-closing adjustments.  RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The acquired working interests (“Acquired Properties”) cover more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and include undrilled infill and offset acreage. Approximately $10.7 million of the purchase price is associated with proved developed reserves.

The transactions described above are effective as of December 1, 2009.  Revenues and expenses related to December 2009 are treated as a purchase price adjustment.  Revenues and expenses subsequent to December 2009 related to the Acquired Properties are included in the unaudited condensed statement of operations for the three months ended March 31, 2010.  Revenues related to the Acquired Properties were $798,798, and net loss related to the Acquired Properties was $2,065,540 for the three months ended March 31, 2010.  The Partnership recorded impairment expense of $1,452,475 related to the Acquired Properties during the three months ended March 31, 2010.  The Partnership recorded $730,063 of acquisition related costs during the three months ended March 31, 2010, as general and administrative expenses on its condensed statements of operations.

The following unaudited pro forma condensed consolidated statements of revenue and earnings for the three months ended March 31, 2010 and 2009 are presented as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma condensed consolidated financial information is not indicative of our financial position or the results of our operations that might have actually occurred if the acquisition of the Acquired Properties had occurred at the dates presented or of our future financial position or results of operations. In addition the results may vary significantly from the results reflected in such statements due to normal oil and gas production declines, reductions in prices paid for oil and gas, future acquisitions and other factors.

Unaudited Pro Form Condensed Consolidated Statements of Revenues and Earnings

As of and For the Three Months Ended March 31,	2010	2009

Revenues	$1,257,224	$823,200
Net loss	$(2,437,647)	$(3,992,734)

Net loss per general partner unit	$(2,675.38)	$(4,489.93)
Net loss per limited partner unit	$(2,675.38)	$(4,489.93)
Net income (loss) per managing general partner unit	$(6,901.77)	$(633.33)

3. Summary of Accounting Policies

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

In applying the full cost method at March 31, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $1,452,475 and $441,542, respectively.

Unproved properties consist of the capitalized costs associated with the development and enhancement of waterflood operations in the Slaughter Dean project, and undrilled infill and offset drilling locations associated with the Acquired Properties.  Investments in unproved properties are not depleted pending determination of the existence of proved reserves. The costs associated with the development and waterflood enhancement project are considered unproved pending an initial reservoir production response.  Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the data obtained from the waterflood operations of the Slaughter Dean property, lease terms, drilling activity in the area of the unproved properties, and other information.  Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three month periods ended March 31, 2010 and 2009, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value, which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2010 and the year ended December 31, 2009.

	Three months ended March 31, 2010	Year Ended December 31, 2009
Beginning asset retirement obligation	$248,912	$230,472
Additions related to acquisition	728,545	--
Accretion expense	16,013	18,440
Ending asset retirement obligation	$993,470	$248,912

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate.

Accounting Standards Codification

In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there has been no expected impact on the Partnership’s financial position, results of operations or cash flows.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The provisions of the new guidance did not have a material effect on the Partnership’s results of operations, financial position or liquidity.

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

4. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of the Slaughter Dean Project and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest appropriate or delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the three months ended March 31, 2010, RELP received $66,275 in drilling compensation. During the year ended December 31, 2009, RELP received $1,544,858 in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Reef receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During the three months ended March 31, 2010 and 2009, Reef received $224,220 and $22,171, respectively, in administrative fees. Administrative fees are included in general and administrative expense in the financial statements. Reef’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by Reef or its affiliates that are necessary to the conduct of the Partnership's business, whether generated by Reef, its affiliates or by third parties, but excluding direct costs and operating costs.

The Partnership also reimburses Reef and its affiliates for their costs relating to the acquisition of the oil and gas properties and for costs relating to the development of Partnership wells.  During the three month periods ended March 31, 2010 and 2009, Reef and its affiliates have received $535,111 and $0, respectively, in reimbursement for such costs. Development costs include the cost of drilling, testing, completing, equipping, plugging, abandoning, deepening, plugging back, reworking, recompleting, fracturing, implementing waterflood activities, and similar activities on Partnership wells which are not defined as routine operating costs.  Acquisition costs include all reasonable and necessary costs and expenses incurred in connection with the acquisition of a property or arising out of or relating to the acquisition of properties, including but not limited to all reasonable and necessary costs and expenses incurred in connection with searching for, screening and negotiating the possible acquisition of properties for the Partnership, the conduct of reserve and other technical studies of properties for purposes of acquisition of a property, and the actual purchase price of a property and any other assets acquired with such property.

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

6.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2010 and 2009 is detailed below:

For the three months ended March 31, 2010

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(61,907)	$(6,901.77)
General partner	490.9827	(1,313,567)	$(2,675.38)
Limited partner	397.0172	(1,062,173)	$(2,675.38)
Total	896.9696	$(2,437,647)

For the three months ended March 31, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(2,345)	$(261.42)
General partner	490.9827	(286,705)	$(583.94)
Limited partner	397.0172	(231,835)	$(583.94)
Total	896.9696	$(520,885)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the Annual Report.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

•
statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

•
statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•	any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•	any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the risk factors listed in the section captioned “RISK FACTORS” contained in the Partnership’s Annual Report. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Oil & Gas Income and Development Fund III, L.P. is a Texas limited partnership. The primary objectives of the Partnership are to purchase working interests in oil and gas properties with the purposes of (i) growing the value of properties through the development of proved undeveloped reserves, (ii) generating revenue from the production of crude oil and natural gas, (iii) distributing cash to the partners of the Partnership, and (iv) selling the properties no later than 2015, in order to maximize return to the partners of the Partnership.  Reef is the managing general partner of the Partnership.

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

The Partnership purchased an initial 41% working interest in a producing oil property located in the Slaughter Field in Cochran County, Texas, approximately 50 miles southwest of Lubbock, Texas (the “Slaughter Dean Project”), in January 2008 from the Sierra-Dean Production Company, L.P. (“Sierra Dean”).   Under the terms of the acquisition agreement, each month thereafter additional working interests are purchased based on the amount the Partnership spends developing the project through January 2013.  Under the acquisition agreement the Partnership generally pays 82% of all drilling, development and repair costs (including amounts allocable to the working interest initially retained by Sierra Dean), and Sierra Dean conveys additional working interests to the Partnership each month in payment of its share of such costs. In a separate transaction in May 2008, the Partnership purchased an 11% working interest in the Slaughter Dean Project from Davric Corporation.

The management of the operations and other business of the Partnership are the responsibility of Reef.  Reef Exploration, L.P. (“RELP”), an affiliate of Reef, serves as the operator of the Partnership’s interests in the Slaughter Dean Project. This relationship with the Partnership is governed by two operating agreements.  One operating agreement (the “Sierra-Dean Operating Agreement” is between the Partnership, RELP and Sierra Dean.  The other operating agreement is between the Partnership, RELP, and Davric Corporation (the “Davric Operating Agreement”).

On January 19, 2010, RCWI, L.P. (“RCWI”), an affiliate of Reef, completed the acquisition of certain working interests in oil and gas properties from Azalea Properties Ltd. (“Azalea Properties”) for a purchase price of $21,610,116 pursuant to a Purchase and Sale Agreement between RCWI and Azalea Properties dated December 18, 2009 (the “Azalea Purchase Agreement”).  The Azalea Purchase Agreement is subject to three side letter agreements regarding the post-closing acquisition of proven undeveloped properties, the post-closing resolution of properties with title defects, and the post-closing resolution of third-party consents for certain properties (collectively, the “Side Letter Agreements”).

Subsequently, RCWI entered into a Purchase and Sale Agreement with the Partnership (the “RCWI Agreement”), dated January 19, 2010, to sell portions of the working interests acquired from Azalea Properties to the Partnership.  The Partnership acquired approximately 61% of the working interests initially acquired by RCWI from Azalea Properties for a purchase price of approximately $13,182,171 in cash subject to post-closing adjustments.  RCWI is also assigning portions of the acquired working interests to other Reef affiliates on the same terms.

The working interests in oil and gas properties acquired under the RCWI Agreement represented by leases cover more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and include undrilled infill and offset locations.  The acquired working interests represent minority non-operated interests.  The properties are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef. Approximately $10.7 million of the purchase price is associated with proved developed reserves.

At March 31, 2010, the Partnership recorded non-cash impairment expense of proved properties totaling approximately $1.45 million. This impairment expense represents the differential between the capitalized costs of proved properties, and the ceiling test value at March 31, 2010, which is computed by applying the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%. This measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of March 31, 2010.

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs
Purchase Existing Wells	$29,037,057	$--	$--	$29,037,057

New Wells
Producing Wells	4,126	26,889,237	--	26,893,363
Waterflood Injector Wells	--	5,149,620	--	5,149,620
Facilities	--	1,721,975	--	1,721,975

Existing Wells	--	--	6,115,647	6,115,647

Total	$29,041,183	$33,760,832	$6,115,647	$68,917,662

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units.  Non-Reef partners purchased 490.9827 general partner units and 397.0173 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. The Partnership has expended $55,719,910 on property acquisitions and development costs related to the Slaughter Dean Project, and $13,192,012 on property acquisitions related to the Azalea Properties.

The Partnership had cash and accounts receivable of $5,911,450 and $20,480,009 at March 31, 2010 and December 31, 2009, respectively, which includes interest income and net revenues available for distribution to partners.  At March 31, 2010, the Partnership also had $511,619 of accounts payable and $2,498 of other current payables.  At December 31, 2009, the Partnership also had $794,669 of accounts payable and $245,090 of other current payables.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 MCF of natural gas to 1 barrel of crude oil.

	For the three months ended March 31,
	2010	2009
Sales volumes:
Oil (Barrels)	13,517	9,974
Natural gas (MCF)	92,970	1,488

Average sales prices received:
Oil (Barrels)	$75.94	$32.66
Natural gas (MCF)	$2.48	$1.59

Overall, sales volumes increased during the first quarter of 2010 compared to the first quarter of 2009, due primarily to the Partnership’s purchase in January 2010 of the Azalea Properties.  The Azalea Properties accounted for oil volumes of 7,351 BBL and gas volumes of 92,098 MCF during the first quarter of 2010.  Oil volumes from the Slaughter Dean Field declined due to the conversion of over twenty previously productive wells to water injection wells during 2009. In addition, average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 132.5% and average gas prices increased by 56.0% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for March 31, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to March 31, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of March 31, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2010	426,644	1,528,942
March 31, 2009	299,028	216,708

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

The Partnership had a net loss of $2,437,647 for the three months ended March 31, 2010, compared to a net loss of $520,885 for the three months ended March 31, 2009

Partnership revenues totaled $1,257,224 for the three months ended March 31, 2010 compared to $328,120 for the comparable period in 2009.  Volumes increased due primarily to the Partnership’s purchase in January 2010 of the Azalea Properties.  This purchase resulted in oil volumes of 7,351 BBL and gas volumes of 92,098 MCF during the first quarter of 2010.  In addition, average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 132.5% and average gas prices increased by 56.0% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Lease operating expenses increased from $274,498 for the three months ended March 31, 2009 to $421,636 for the three months ended March 31, 2010.  This increase is primarily due to the Partnership’s purchase in January 2010 of the Azalea Properties.

Depreciation, depletion and amortization increased from $103,373 for the three months ended March 31, 2009 to $593,856 for the three months ended March 31, 2010, primarily due to increased production levels.  Crude oil prices reached a low point for 2009 during the first quarter, and consequently the Partnership incurred first quarter 2009 property impairment cost of $441,542.  At March 31, 2010, the Partnership recorded non-cash impairment expense of proved properties totaling approximately $1.45 million. This impairment expense represents the differential between the capitalized costs of proved properties, and the ceiling test value at March 31, 2010, which is computed by applying the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%. This measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves

General and administrative costs incurred during the three month periods ended March 31, 2010 and 2009 increased from $93,935 in 2009 to $1,136,298 in 2010. This increase is primarily due to acquisition costs related to the Azalea Properties of $730,063.  Remaining increases relate partially to the timing of audit and accounting fees of approximately $46,000 related to financial reporting.  In addition, direct costs charged to the Partnership increased by approximately $46,000 and overhead charges from Reef increased by approximately $200,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding financial disclosure.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

        Exhibits

10.1
Purchase and Sale Agreement, dated January 19, 2010, by and between Azalea Properties Ltd. and RCWI, L.P. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.2
Purchase and Sale Agreement, dated January 19, 2010, by and between RCWI, L.P., and Reef Oil & Gas Income and Development Fund III, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.3
Side Letter Agreement, dated January 19, 2010, between RCWI, L.P. and Azalea Properties Ltd. Regarding Post Closing PUDs (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.4
Side Letter Agreement, dated January 19, 2010, between RCWI, L.P. and Azalea Properties Ltd. Regarding Post Closing Properties/Title Defect Notice (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.5
Side Letter Agreement, dated January 19, 2010, between RCWI, L.P. and Azalea Properties Ltd. Regarding Third Party Consents (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

By: Reef Oil & Gas Partners, L.P.
Managing General Partner

By: Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 24, 2010	By: /s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member of the general partner of
Reef Oil & Gas Partners, L.P.
(Principal Executive Officer)

Dated: May 24, 2010	By: /s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Exploration, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

10.1
Purchase and Sale Agreement, dated January 19, 2010, by and between Azalea Properties Ltd. and RCWI, L.P. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.2
Purchase and Sale Agreement, dated January 19, 2010, by and between RCWI, L.P., and Reef Oil & Gas Income and Development Fund III, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.3
Side Letter Agreement, dated January 19, 2010, between RCWI, L.P. and Azalea Properties Ltd. Regarding Post Closing PUDs (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.4
Side Letter Agreement, dated January 19, 2010, between RCWI, L.P. and Azalea Properties Ltd. Regarding Post Closing Properties/Title Defect Notice (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

10.5
Side Letter Agreement, dated January 19, 2010, between RCWI, L.P. and Azalea Properties Ltd. Regarding Third Party Consents (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K, as filed with the SEC on January 22, 2010).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith