Form 10-Q
period 2010-06-30
Reef Oil & Gas Income & Development Fund III LP
filed 2010-08-16
CIK 1411643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 16, 2010, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.
Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$626,941	$18,243,848
Accounts receivable	928,152	736,161
Accounts receivable from affiliates	1,084,402	1,500,000
Total current assets	2,639,495	20,480,009

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $5,881,743 and $1,207,373	16,422,903	2,364,672
Unproved properties	55,104,130	52,010,728
Net oil and gas properties	71,527,033	54,375,400

Total assets	$74,166,528	$74,855,409

Liabilities and partnership equity

Current liabilities:
Accounts payable	$61	$571,154
Accounts payable to affiliates	106,337	223,515
Accrued liabilities	94,878	245,090
Total current liabilities	201,276	1,039,759

Long-term liabilities:
Note payable (Note 4)	5,000,000	—
Asset retirement obligation	1,028,841	248,912
Total long-term liabilities	6,028,841	248,912

Partnership equity
General partners	37,572,145	40,609,693
Limited partners	29,797,715	32,253,928
Managing general partner	566,551	703,117
Partnership equity	67,936,411	73,566,738

Total liabilities and partnership equity	$74,166,528	$74,855,409

See accompanying notes to condensed financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues	$1,446,082	$441,928	$2,703,306	$770,048

Costs and expenses:
Lease operating expenses	806,862	324,426	1,228,498	598,924
Production taxes	90,003	20,912	165,985	36,534
Depreciation, depletion and amortization	555,832	77,540	1,149,688	180,913
Accretion of asset retirement obligation	16,778	4,610	32,791	9,220
Property impairment	2,072,207	—	3,524,682	441,542
General and administrative	655,725	206,707	1,792,023	300,642
Total costs and expenses	4,197,407	634,195	7,893,667	1,567,775

Loss from operations	(2,751,325)	(192,267)	(5,190,361)	(797,727)

Other income:
Miscellaneous income	9,005	—	9,014	—
Interest income	1,790	34,197	3,170	118,772
Total other income	10,795	34,197	12,184	118,772

Net loss	$(2,740,530)	$(158,070)	$(5,178,177)	$(678,955)

Net loss per general partner unit	$(3,044.54)	$(167.68)	$(5,719.93)	$(751.62)
Net loss per limited partner unit	$(3,044.54)	$(167.68)	$(5,719.93)	$(751.62)
Net loss per managing general partner unit	$(4,122.39)	$(1,022.63)	$(11,024.16)	$(1,284.05)

See accompanying notes to condensed financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009
Operating Activities
Net loss	$(5,178,177)	$(678,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,149,688	180,913
Property impairment	3,524,682	441,542
Accretion of asset retirement obligation	32,791	9,220
Changes in operating assets and liabilities:
Accounts receivable	(627,381)	(534,078)
Accounts receivable from affiliates	415,598	(1,137,709)
Prepaid expenses	—	507,640
Accounts payable	(571,093)	(922,220)
Accounts payable to affiliates	(117,178)	767,034
Accrued liabilities	(150,212)	(2,684,261)
Net cash used in operating activities	(1,521,282)	(4,050,874)

Investing Activities
Purchase of oil and gas properties	(17,985,464)	(80,758)
Property development	(2,658,011)	(8,261,716)
Net cash used in investing activities	(20,643,475)	(8,342,474)

Financing Activities
Proceeds from note payable	5,000,000	—
Partner distributions	(452,150)	(197,005)
Net cash provided by (used) in financing activities	4,547,850	(197,005)

Net decrease in cash and cash equivalents	(17,616,907)	(12,590,353)
Cash and cash equivalents at beginning of period	18,243,848	34,549,487
Cash and cash equivalents at end of period	$626,941	$21,959,133

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable	$—	$(1,040,504)
Property additions included in accounts payable to affiliates	$(509)	$(26,451)
Property additions included in accrued liabilities	$—	$(676,610)
Additions to property and asset retirement obligation	$747,138	$—
Property additions related to Davric default	$435,390	$—
Supplemental disclosure of non-cash financing transactions:
Distributions included in accrued liabilities	$—	$37,188

See accompanying notes to condensed financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

2. Acquisitions

On January 19, 2010, RCWI, L.P. (“RCWI”), an affiliate of the Partnership, completed the acquisition of certain working interests in oil and gas properties from Azalea Properties Ltd. (“Azalea Properties”) for a purchase price of $21,610,116 pursuant to a Purchase and Sale Agreement between RCWI and Azalea Properties dated December 18, 2009 (the “Azalea Purchase Agreement”).  The Azalea Purchase Agreement is subject to three side letter agreements regarding the post-closing acquisition of proven undeveloped properties, the post-closing resolution of properties with title defects, and the post-closing resolution of third-party consents for certain properties (collectively, the “Side Letter Agreements”).

Subsequently, RCWI entered into a Purchase and Sale Agreement with the Partnership (the “RCWI Agreement”), dated January 19, 2010, to sell portions of the working interests acquired from Azalea Properties to the Partnership.  The Partnership acquired 61% of the working interests initially acquired by RCWI from Azalea Properties for a purchase price of $13,182,171 in cash subject to post-closing adjustments.  RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The acquired working interests (“Azalea Acquired Properties”) cover more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and include undrilled infill and offset acreage. Approximately $10.7 million of the purchase price is associated with proved developed reserves.

The transactions described above are effective as of December 1, 2009.  Revenues and expenses related to December 2009 are treated as a purchase price adjustment.  Revenues and expenses subsequent to December 2009 related to the Azalea Acquired Properties are included in the unaudited condensed statements of operations for the three and six month periods ended June 30, 2010.  Revenues related to the Azalea Acquired Properties were $714,092 and $1,512,890 for the three and six month periods ended June 30, 2010.  Net loss related to the Azalea Acquired Properties was $84,154 and $2,149,673 for the three and six month periods ended June 30, 2010.  The Partnership recorded impairment expense of $0 and $1,452,475 related to the Azalea Acquired Properties during the three and six month periods ended June 30, 2010.  The Partnership also recorded $0 and $730,063 of acquisition related costs during the three and six month periods ended June 30, 2010, as general and administrative expenses on its condensed statements of operations.

On June 15, 2010, Reef Oil & Gas Income and Development Fund IV (“Income Fund IV”) paid $1,252,844 to Azalea Properties for the post closing settlement related to the three side letter agreements which were a part of the original Azalea Purchase Agreement. The Partnership reimbursed Income Fund IV $764,235 for its 61% of the post closing settlement amount. There was no additional payment for undeveloped properties; the entire post closing settlement is associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

On June 23, 2010, RCWI entered into a Purchase and Sale Agreement (the “Lett Purchase Agreement”) with Lett Oil & Gas, L.P. (“Lett”) for certain oil and gas property interests owned by Lett for a purchase price of $6,000,000.  The properties (“Lett Acquired Properties”) are located in the Thums Long Beach Unit and include approximately 870 producing wells and 485 injection wells.  The entire $6,000,000 purchase price is associated with proved developed reserves. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.   The Lett Purchase Agreement acknowledged two $500,000 deposits which were refundable to RCWI only upon certain terms set forth in the agreement and which were credited towards the purchase price at closing.  The Partnership advanced the two $500,000 deposits as well as the remaining $5,000,000 of the purchase price payable at closing by RCWI under the Lett Purchase Agreement.  The oil and gas properties included in the purchase transaction were acquired by RCWI for benefit of the Partnership and were assigned directly to the Partnership at closing pursuant to an Assignment, Conveyance and Bill of Sale dated June 30, 2010, but effective June 1, 2010. Revenues and expenses related to June 2010 are treated as a purchase price adjustment.

The following unaudited pro forma condensed consolidated statements of revenue and earnings for the three and six month periods ended June 30, 2010 and 2009 are presented as if the acquisitions of the Azalea Acquired Properties and the Lett Acquired Properties had occurred at the beginning of the periods presented. The unaudited pro forma condensed consolidated financial information is not indicative of our financial position or the results of our operations that might have actually occurred if the acquisition of the Azalea Acquired Properties and Lett Acquired Properties had occurred at the dates presented or of our future financial position or results of operations. The information presented for the three and six month periods ended June 30, 2010 includes pro forma information for the Lett Acquired Properties only, as the Azalea Acquired Properties are included in the condensed statements of operations of the Partnership beginning January 2010.  In addition the results may vary significantly from the results reflected in such statements due to normal oil and gas production declines, reductions in prices paid for oil and gas, future acquisitions and other factors.

Unaudited Pro Forma Condensed Consolidated Statements of Revenues and Earnings

As of and For the Three Months Ended June 30,	2010	2009
Revenues	$1,660,183	$1,223,976
Net income (loss)	$(2,566,118)	$38,029

Net loss per general partner unit	$(2,867.26)	$(14.32)
Net loss per limited partner unit	$(2,867.26)	$(14.32)
Net income (loss) per managing general partner unit	$(2,228.82)	$5,657.61

As of and For the Six Months Ended June 30,	2010	2009
Revenues	$3,123,498	$2,166,013
Net loss	$(7,538,909)	$(8,345,412)

Net loss per general partner unit	$(8,383.44)	$(9,403.22)
Net loss per limited partner unit	$(8,383.44)	$(9,403.22)
Net income (loss) per managing general partner unit	$(10,526.40)	$518.02

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

In applying the full cost method at June 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2010, the Partnership recognized property impairment expense of proved properties totaling $2,072,207 and $3,524,682, respectively. During the three and six month periods ended June 30, 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $441,542, respectively.

Unproved properties consist of the capitalized costs associated with the development and enhancement of waterflood operations in the Slaughter Dean project, and undrilled infill and offset drilling locations associated with the Azalea Acquired Properties.  Investments in unproved properties are not depleted pending determination of the existence of proved reserves. The costs associated with the development and waterflood enhancement project are considered unproved pending an initial reservoir production response.  Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the data obtained from the waterflood operations of the Slaughter Dean property, lease terms, drilling activity in the area of the unproved properties, and other information.  Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and six month periods ended June 30, 2010 and 2009, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2010 and the year ended December 31, 2009.

	Six months ended June 30, 2010	Year Ended December 31, 2009
Beginning asset retirement obligation	$248,912	$230,472
Additions related to acquisitions	747,138	—
Accretion expense	32,791	18,440
Ending asset retirement obligation	$1,028,841	$248,912

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

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

Fair Value Measurements

In January 2010, the FASB issued new guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Partnership’s operating results, financial position or cash flows or disclosures regarding the fair value of financial instruments.

4. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) which currently has a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of oil and gas properties purchased from Lett by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 above.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  At June 30, 2010, the borrowing base was equal to $5,000,000.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the Lett Purchase Agreement described in Note 2 above.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.

Under the terms of the Credit Agreement, on June 30, 2010 the Partnership paid TCB a facility fee of $50,000 (one percent (1.00%) of the initial borrowing base) and is obligated to further pay, upon each determination of an increase in the borrowing base, a facility fee in the amount of one percent (1.00%) of the amount by which the borrowing base is increased over that in effect on the date of determination.  On June 30, 2010, the Partnership also paid TCB an engineering fee in the amount of $5,000, and is obligated to further pay additional engineering fees in the amount of $5,000 if TCB’s internal engineers perform the engineering review of the collateral; or the actual fees and expenses of any third-party engineers retained by TCB to prepare an engineering report, payable at the time of a redetermination of the borrowing base.

The Credit Agreement is guaranteed by RCWI and RCWI GP LLC. Borrowings under the Credit Agreement are secured by a first priority lien on no less than 90% of the oil and gas properties utilized in determining the borrowing base, based on the net present value of the crude oil and natural gas to be produced from the oil and gas properties calculated using a discount rate of nine percent (9.00%) per annum.

The Credit Agreement contains various covenants, including among others:

•	restrictions on liens;

•	restrictions on incurring other indebtedness without the lenders’ consent;

•	restrictions on distributions and other restricted payments;

•	maintenance of a current ratio as of the end of each fiscal quarter commencing September 30, 2010 of not less than 1.0 to 1.0, as adjusted; and

•	maintenance of an interest coverage ratio of cash flow to fixed charges as of the end of each fiscal quarter commencing September 30, 2010, to be at least 3.0 to 1.0.

All outstanding amounts owed under the Credit Agreement become due and payable upon the occurrence of certain usual and customary events of default, including among others:

•	failure to make payments under the Credit Agreement;

•	non-performance of covenants and obligations continuing beyond any applicable grace period; and

•	the occurrence of a “Change in Control” (as defined in the Credit Agreement).

At June 30, 2010, the Partnership was in compliance with all financial covenants under the Credit Agreement.

5. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of the Slaughter Dean Project and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the six months ended June 30, 2010, RELP received $84,733 in drilling compensation. During the year ended December 31, 2009, RELP received $1,544,858 in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Reef receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During the three and six month periods ended June 30, 2010, Reef received $224,220 and $448,440, respectively, in administrative fees. During the three and six month periods ended June 30, 2009, Reef received $224,220 and $448,440, respectively, in administrative fees.  During the three and six month periods ended June 30, 2009, $202,050 and $368,174 of administrative fees were capitalized and are included in property costs in the financial statements, with the remainder included in general and administrative expenses.  Administrative fees related to 2010 are included in general and administrative expense in the financial statements. Reef’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by Reef or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by Reef, its affiliates or by third parties, but excluding direct costs and operating costs.

The Partnership also reimburses Reef and its affiliates for their costs relating to the acquisition of the oil and gas properties and for costs relating to the development of Partnership wells.  During the three and six month periods ended June 30, 2010, Reef and its affiliates have received $0 and $535,111, respectively, in reimbursement for such costs. Reef and its affiliates received no reimbursement for such costs during the comparative periods in 2009. Development costs include the cost of drilling, testing, completing, equipping, plugging, abandoning, deepening, plugging back, reworking, recompleting, fracturing, implementing waterflood activities, and similar activities on Partnership wells which are not defined as routine operating costs.  Acquisition costs include all reasonable and necessary costs and expenses incurred in connection with the acquisition of a property or arising out of or relating to the acquisition of properties, including but not limited to all reasonable and necessary costs and expenses incurred in connection with searching for, screening and negotiating the possible acquisition of properties for the Partnership, the conduct of reserve and other technical studies of properties for purposes of acquisition of a property, and the actual purchase price of a property and any other assets acquired with such property.

Reef and its affiliates may enter into other transactions with the Partnership for services, supplies and equipment, and will be entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies and equipment.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

7.  Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended June 30, 2010 is detailed below:

For the three months ended June 30, 2010

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(36,976)	$(4,122.39)
General partner	490.9827	(1,494,818)	$(3,044.54)
Limited partner	397.0172	(1,208,736)	$(3,044.54)
Total	896.9696	$(2,740,530)

For the six months ended June 30, 2010

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(98,883)	$(11,024.16)
General partner	490.9827	(2,808,385)	$(5,719.93)
Limited partner	397.0172	(2,270,909)	$(5,719.93)
Total	896.9696	$(5,178,177)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership purchased an initial 41% working interest in a producing oil property located in the Slaughter Field in Cochran County, Texas, approximately 50 miles southwest of Lubbock, Texas (the “Slaughter Dean Project”), in January 2008 from Sierra-Dean Production Company, L.P. (“Sierra Dean”).   Under the terms of the acquisition agreement, each month thereafter additional working interests are purchased based on the amount the Partnership spends developing the project through January 2013.  Under the acquisition agreement the Partnership generally pays 82% of all drilling, development and repair costs (including amounts allocable to the working interest initially retained by Sierra Dean), and Sierra Dean conveys additional working interests to the Partnership each month in payment of its share of such costs. In a separate transaction in May 2008, the Partnership purchased 11% of the 18% working interest in the Slaughter Dean Project owned by Davric Corporation (“Davric”). Davric retained a 7% working interest in the Slaughter Dean Project

The management of the operations and other business of the Partnership is the responsibility of Reef.  Reef Exploration, L.P. (“RELP”), an affiliate of Reef, serves as the operator of the Slaughter Dean Project. This relationship with the Partnership is governed by two operating agreements.  One operating agreement (the “Sierra-Dean Operating Agreement” is between the Partnership, RELP and Sierra Dean.  The other operating agreement is between the Partnership, RELP, and Davric (the “Davric Operating Agreement”).

The Partnership has been advised that Davric, who is unrelated to Reef and owns a 7% working interest in the Dean Unit and the Dean “B” unit, was unable to pay $538,443 of its share of costs incurred subsequent to February 28, 2009.  Pursuant to the Davric Operating Agreement, the Partnership assumed the 7% working interest of Davric and Davric is now a non-consenting working interest owner. The unpaid costs have been recorded as property additions and operating costs on the books of the Partnership, and the Partnership will retain the Davric 7% working interest until the net revenues related to this interest exceed the unpaid costs, plus penalties ranging from 300% to 450% of the amount in default.

On January 19, 2010, RCWI, L.P. (“RCWI”), an affiliate of the Partnership, completed the acquisition of certain working interests in oil and gas properties from Azalea Properties Ltd. (“Azalea Properties”) for a purchase price of $21,610,116 pursuant to a Purchase and Sale Agreement between RCWI and Azalea Properties dated December 18, 2009 (the “Azalea Purchase Agreement”).  The Azalea Purchase Agreement is subject to three side letter agreements regarding the post-closing acquisition of proven undeveloped properties, the post-closing resolution of properties with title defects, and the post-closing resolution of third-party consents for certain properties (collectively, the “Side Letter Agreements”).

Subsequently, RCWI entered into a Purchase and Sale Agreement with the Partnership (the “RCWI Agreement”), dated January 19, 2010, to sell portions of the working interests acquired from Azalea Properties to the Partnership.  The Partnership acquired  61% of the working interests initially acquired by RCWI from Azalea Properties for a purchase price of  $13,182,171 in cash subject to post-closing adjustments.  RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The acquired working interests (“Azalea Acquired Properties’) cover more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and include undrilled infill and offset locations.  The acquired working interests represent minority non-operated interests.  The properties are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef. Approximately $10.7 million of the purchase price is associated with proved developed reserves.

On June 15, 2010, Reef Oil & Gas Income and Development Fund IV (“Income Fund IV”) paid $1,252,844 to Azalea Properties  for the post closing settlement related to the three side letter agreements which were a part of the original Azalea Purchase Agreement. The Partnership reimbursed Income Fund IV $764,235 for its 61% of the post closing settlement amount. There was no additional payment for undeveloped properties, the entire post closing settlement is associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

On June 23, 2010, RCWI entered into a Purchase and Sale Agreement (the “Lett Purchase Agreement”) with Lett Oil & Gas, L.P. (“Lett”) for certain oil and gas property interests owned by Lett for a purchase price of $6,000,000.  The properties (“Lett Acquired Properties”) are located in the Thums Long Beach Unit and include approximately 870 producing wells and 485 injection wells.  The entire $6,000,000 purchase price is associated with proved developed reserves. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.   The Lett Purchase Agreement acknowledged two $500,000 deposits which were refundable to RCWI only upon certain terms set forth in the agreement and which were credited towards the purchase price at closing.  The Partnership advanced the two $500,000 deposits as well as the remaining $5,000,000 of the purchase price payable at closing by RCWI under the Lett Purchase Agreement.  The oil and gas properties included in the purchase transaction were acquired by RCWI for benefit of the Partnership and were assigned directly to the Partnership at closing pursuant to an Assignment, Conveyance and Bill of Sale dated June 30, 2010, but effective June 1, 2010. Revenues and expenses related to June 2010 are treated as a purchase price adjustment.

 The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of June 30, 2010.

	Leasehold Costs	Drilling and Facilities Costs		Workovers		Total Costs
Purchase Existing Wells	$35,899,311	$		$		$35,899,311

New Wells
Producing Wells	8,713		27,127,027			27,135,740
Waterflood Injector Wells			5,149,620			5,149,620
Facilities			1,771,406			1,771,406

Existing Wells					6,492,196	6,492,196

Total	$35,908,024		$34,048,053		$6,492,196	$76,448,273

With the acquisition of the Lett Acquired Properties, the Partnership has expended all of its available capital, and no additional property purchases are anticipated.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units.  Non-Reef partners purchased 490.9827 general partner units and 397.0173 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. The Partnership has expended $55,970,557 on property acquisitions and development costs related to the Slaughter Dean Project, $14,477,716 on property acquisitions and development related to the Azalea Properties, and $6,000,000 related to the Lett Acquired Properties.

The Partnership has working capital of $2,438,219 at June 30, 2010. The Partnership has expended $76,448,273 on the property acquisitions and development costs detailed above. Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Sales volumes:
Oil (Barrels)	18,687	9,047	32,204	19,021
Natural gas (Mcf)	51,482	2,735	95,576	4,222

Average sales prices received:
Oil (Barrels)	$62.54	$48.47	$68.16	$40.18
Natural gas (Mcf)	$5.39	$1.27	$5.32	$1.38

Overall, sales volumes increased during the second quarter of 2010 compared to the second quarter of 2009, due primarily to the Partnership’s purchase in January 2010 of the Azalea Acquired Properties.  The Azalea Acquired Properties accounted for oil volumes of 6,895 Bbl and gas volumes of 50,217 Mcf during the second quarter of 2010.  Oil volumes from the Slaughter Dean Field also increased over the 2009 levels, as volumes produced from newer wells drilled during the development phase were higher than volumes from the over twenty previously productive older wells converted to water injection wells during 2009. In addition, average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 29.0% and average gas prices increased by 324.4% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The large increase in gas prices is primarily due to the fact that because of lower quality, Slaughter Dean gas is sold at a heavily discounted price while gas from the newly acquired Azalea properties is sold at a higher price. The Lett Acquired Properties will lead to increased volumes during the third quarter of 2010.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for June 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to June 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of June 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2010	694,403	1,559,466
June 30, 2009	290,923	214,087

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The Partnership had a net loss of $2,740,530 for the three months ended June 30, 2010, compared to a net loss of $158,070 for the three months ended June 30, 2009.

Partnership revenues totaled $1,446,082 for the three months ended June 30, 2010 compared to $441,928 for the comparable period in 2009.  Volumes increased due primarily to the Partnership’s purchase in January 2010 of the Azalea Acquired Properties.  This purchase resulted in oil volumes of 6,895 Bbl and gas volumes of 50,217 Mcf during the three months ended June 30, 2010.  In addition, average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 29.0% and average gas prices increased by 324.4% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The large increase in gas prices is primarily due to the fact that because of lower quality, Slaughter Dean gas is sold at a heavily discounted price, while gas from the newly acquired Azalea properties is sold at a higher price.

Lease operating expenses increased from $324,426 for the three months ended June 30, 2009 to $806,862 for the three months ended June 30, 2010.  This increase is primarily due to the Partnership’s purchase in January 2010 of the Azalea Properties and the Partnership’s assumption of Davric’s 7% working interest in Slaughter Dean.

Depreciation, depletion and amortization increased from $77,540 for the three months ended June 30, 2009 to $555,832 for the three months ended June 30, 2010, primarily due to increased production levels and higher property basis.   During the three months ended June 30, 2010, the Partnership recorded impairment expense of proved properties totaling $2,072,207. This impairment expense represents the differential between the capitalized costs of proved properties, and the ceiling test value at June 30, 2010, which is computed by applying the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%. The impairment is primarily related to the Lett Acquired Properties, for which the quarterly ceiling test is calculated using an un-escalated price held constant and discounted at 10% for the entire life of these very long-lived properties. This measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

General and administrative costs incurred during the three month periods ended June 30, 2010 and 2009 increased from $206,707 in 2009 to $655,725 in 2010. This increase is due to the timing of audit and accounting fees of approximately $29,000 related to financial reporting.  In addition, direct costs charged to the Partnership increased by approximately $102,000.  Financing charges increased by approximately $92,000 related to the financing of the Lett Acquired Properties.  Overhead charges from Reef charged to general and administrative expense increased by approximately $178,000.  During the second quarter of 2009, a portion of Reef overhead charges were capitalized due to the capital expenditures program in the Slaughter Dean Field.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Partnership had a net loss of $5,178,177 for the six months ended June 30, 2010, compared to a net loss of $678,955 for the six months ended June 30, 2009.

Partnership revenues totaled $2,703,306 for the six months ended June 30, 2010 compared to $770,048 for the comparable period in 2009.  Volumes increased due primarily to the Partnership’s purchase in January 2010 of the Azalea Acquired Properties.  This purchase resulted in oil volumes of 14,246 Bbl and gas volumes of 93,438 Mcf during the first six months of 2010.  In addition, average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 69.6% and average gas prices increased by 285.5% during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The large increase in gas prices is primarily due to the fact that because of lower quality, Slaughter Dean gas is sold at a heavily discounted price, while gas from the newly acquired Azalea properties is sold at a higher price.

Lease operating expenses increased from $598,924 for the six months ended June 30, 2009 to $1,228,498 for the six months ended June 30, 2010.  This increase is primarily due to the Partnership’s purchase in January 2010 of the Azalea Acquired Properties and the Partnership’s assumption of Davric’s 7% working interest in Slaughter Dean.

Depreciation, depletion and amortization increased from $180,913 for the six months ended June 30, 2009 to $1,149,688 for the six months ended June 30, 2010, primarily due to increased production levels and higher property basis.  Crude oil prices reached a low point for 2009 during the first quarter, and consequently the Partnership incurred first quarter 2009 property impairment cost of $441,542.  At March 31, 2010, the Partnership recorded impairment expense of proved properties totaling $1,452,475, and at June 30, 2010, the Partnership recorded impairment expense of proved properties totaling $2,072,207. This impairment expense represents the differential between the capitalized costs of proved properties, and the ceiling test value at June 30, 2010, which is computed by applying the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%. The total impairment of $3,534,682 is primarily related to the Azalea Acquired Properties and Lett Acquired Properties, for which the quarterly ceiling test is calculated using an un-escalated price held constant and discounted at 10% for the entire life of these very long-lived properties. This measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

General and administrative costs incurred during the six month periods ended June 30, 2010 and 2009 increased from $300,642 in 2009 to $1,792,023 in 2010. This increase is primarily due to acquisition costs related to the Azalea Properties of $730,063.  Remaining increases relate partially to the timing of audit and accounting fees of approximately $70,000 related to financial reporting.  In addition, direct costs charged to the Partnership increased by approximately $169,000. Financing charges increased by approximately $92,000 related to the financing of the Lett Acquired Properties.  Overhead charges from Reef charged to general and administrative expense increased by approximately $380,000.  During the first six months of 2009, a portion of Reef overhead charges were capitalized due to the capital expenditures program in the Slaughter Dean Field.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

10.6
Purchase and Sale Agreement by and between Lett Oil & Gas, L.P., as seller and RCWI, L.P., as buyer dated as of June 23, 2010 (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.7
Assignment, Conveyance and Bill of Sale between Lett Oil & Gas, L.P. (“Assignor”) and Reef Oil & Gas Income and Development Fund III, L.P. (“Assignee”) executed June 30, 2010 and dated effective June 1, 2010 (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.8
$50,000,000 Credit Agreement dated June 30, 2010 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.9
Form of Security Agreement (General) dated June 30, 2010 by Reef Oil & Gas Income and Development Fund III, L.P., in favor of Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.10
Promissory Note in the principal amount of up to $50,000,000 dated June 30, 2010 payable to Texas Capital Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 16, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ Daniel C. Sibley
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

10.6
Purchase and Sale Agreement by and between Lett Oil & Gas, L.P., as seller and RCWI, L.P., as buyer dated as of June 23, 2010 (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.7
Assignment, Conveyance and Bill of Sale between Lett Oil & Gas, L.P. (“Assignor”) and Reef Oil & Gas Income and Development Fund III, L.P. (“Assignee”) executed June 30, 2010 and dated effective June 1, 2010 (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.8
$50,000,000 Credit Agreement dated June 30, 2010 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.9
Form of Security Agreement (General) dated June 30, 2010 by Reef Oil & Gas Income and Development Fund III, L.P., in favor of Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

10.10
Promissory Note in the principal amount of up to $50,000,000 dated June 30, 2010 payable to Texas Capital Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K, as filed with the SEC on July 9, 2010).

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

*Filed herewith