Form 10-K/A
period 2009-12-31
Reef Oil & Gas Income & Development Fund III LP
filed 2010-09-17
CIK 1411643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

Form 10-K/A
(Amendment No. 1)
__________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______ to _______

COMMISSION FILE NUMBER 000-53795

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.
(Exact name of registrant as specified in its charter)

Texas	26-0805120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Central Expressway, Suite 300, Richardson, TX 75080-3610
(Address of principal executive offices including zip code)

(972)-437-6792
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

General and Limited Partnership Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of September 15, 2010, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Documents incorporated by reference:  None

EXPLANATORY NOTE

This Amendment No. 1 to Reef Oil & Gas Income and Development Fund III, L.P.'s annual report on Form 10-K for the year ended December 31, 2009 is being filed solely to include the signature to the Report of Independent Registered Public Accounting Firm, such signature having been inadvertently excluded from the original filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the original filing.  This Amendment No. 1 does not reflect events occurring after the date of the original filing or modify or update those disclosures that may be affected by subsequent events.

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

Report of Independent Registered Public Accounting Firm

Partners
Reef Oil & Gas Income and
Development Fund III, L.P.
Dallas, TX

We have audited the accompanying balance sheets of Reef Oil & Gas Income and Development Fund III, L.P. ("the Partnership") as of December 31, 2009 and 2008 and the related statements of operations, partnership equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from November 27, 2007 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Oil & Gas Income and Development Fund III, L.P. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from November 27, 2007 (date of inception) through December 31, 2007 and the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Dallas, Texas
April 2, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 17, 2010

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

By:	Reef Oil & Gas Partners, L.P.

By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of	September 17, 2010
Michael J. Mauceli	Reef Oil & Gas Partners, L.P. (principal executive officer)

/s/ Daniel C. Sibley	Chief Financial Officer and	September 17, 2010
Daniel C. Sibley	General Counsel of Reef Exploration, L.P. (principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference in response to Item 15(b).

Exhibit Number	Description

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

23.2	Consent of William M. Cobb & Associates, Inc. (previously filed)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (previously filed)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (previously filed)

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350. (previously filed)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350. (previously filed)

99.1	Summary Reserve Report of William M. Cobb & Associates, Inc. (previously filed)
__________________ * Filed herewith