Form 10-Q
period 2010-09-30
Reef Oil & Gas Income & Development Fund III LP
filed 2010-11-15
CIK 1411643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 000-53795

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	26-0805120 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas (Address of principal executive offices)	75080-3610 (Zip code)

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
Yes ☐ No ☒

As of November 15, 2010, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.
Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Balance Sheets

	September 30, 2010	December 31, 2009
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$404,499	$18,243,848
Accounts receivable	959,873	736,161
Accounts receivable from affiliates	628,738	1,500,000
Prepaid expenses and other current assets	527	—
Total current assets	1,993,637	20,480,009

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $6,442,730 and $1,207,373	16,013,474	2,364,672
Unproved properties	55,391,974	52,010,728
Net oil and gas properties	71,405,448	54,375,400

Total assets	$73,399,085	$74,855,409

Liabilities and partnership equity

Current liabilities:
Accounts payable	$20,909	$571,154
Accounts payable to affiliates	—	223,515
Accrued liabilities	13,521	245,090
Total current liabilities	34,430	1,039,759

Long-term liabilities:
Note payable (Note 4)	5,000,000	—
Asset retirement obligation	1,045,884	248,912
Total long-term liabilities	6,045,884	248,912

Partnership equity
General partners	37,236,252	40,609,693
Limited partners	29,526,107	32,253,928
Managing general partner	556,412	703,117
Partnership equity	67,318,771	73,566,738

Total liabilities and partnership equity	$73,399,085	$74,855,409

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$1,591,310	$484,301	$4,294,616	$1,254,349

Costs and expenses:
Lease operating expenses	767,167	304,295	1,995,665	903,219
Production taxes	104,031	22,926	270,016	59,460
Depreciation, depletion and amortization	560,987	75,020	1,710,675	255,933
Accretion of asset retirement obligation	17,043	4,610	49,834	13,830
Property impairment	—	—	3,524,682	441,542
General and administrative	444,414	235,021	2,236,437	535,663
Total costs and expenses	1,893,642	641,872	9,787,309	2,209,647

Loss from operations	(302,332)	(157,571)	(5,492,693)	(955,298)

Other income (expense):
Miscellaneous expense	(16,573)	—	(7,559)	—
Interest income	269	12,944	3,439	131,716
Interest expense	(64,583)	—	(64,583)	—
Total other income (expense)	(80,887)	12,944	(68,703)	131,716

Net loss	$(383,219)	$(144,627)	$(5,561,396)	$(823,582)

Net loss per general partner unit	$(449.17)	$(153.92)	$(6,169.10)	$(905.54)
Net loss per limited partner unit	$(449.17)	$(153.92)	$(6,169.10)	$(905.54)
Net income (loss) per managing general partner unit	$1,744.65	$(885.87)	$(9,279.51)	$(2,169.92)

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009

Operating Activities
Net loss	$(5,561,396)	$(823,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,710,675	255,933
Property impairment	3,524,682	441,542
Accretion of asset retirement obligation	49,834	13,830
Changes in operating assets and liabilities:
Accounts receivable	(659,102)	20,175
Accounts receivable from affiliates	871,262	509,300
Prepaid expenses	(527)	507,640
Accounts payable	(550,245)	(1,181,805)
Accounts payable to affiliates	(236,121)	147,585
Accrued liabilities	(231,569)	(2,652,935)
Net cash used in operating activities	(1,082,507)	(2,762,317)

Investing Activities
Purchase of oil and gas properties	(18,124,415)	(80,758)
Property development	(2,945,856)	(11,373,771)
Net cash used in investing activities	(21,070,271)	(11,454,529)

Financing Activities
Proceeds from note payable	5,000,000	—
Partner distributions	(686,571)	(344,788)
Net cash provided by (used) in financing activities	4,313,429	(344,788)

Net decrease in cash and cash equivalents	(17,839,349)	(14,561,634)
Cash and cash equivalents at beginning of period	18,243,848	34,549,487
Cash and cash equivalents at end of period	$404,499	$19,987,853

Supplemental cash flow disclosure:

Cash paid for interest expense on note payable	$43,750	$—

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable	$—	$(612,436)
Property additions included in accounts payable to affiliates	$(12,606)	$(137,055)
Property additions included in accrued liabilities	$—	$(168,360)
Additions to property and asset retirement obligation	$747,138	$—
Property additions related to Davric default	$435,390	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.
Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

The transactions described above are effective as of December 1, 2009.  Revenues and expenses related to December 2009 are treated as a purchase price adjustment.  Revenues and expenses subsequent to December 2009 related to the Azalea Acquired Properties are included in the unaudited condensed statements of operations for the three and nine month periods ended September 30, 2010.  Revenues related to the Azalea Acquired Properties were $704,370 and $2,217,260 for the three and nine month periods ended September 30, 2010.  The Partnership recorded net income related to the Azalea Acquired Properties of $53,556 for the three month period ended September 30, 2010 and net loss of $2,018,143 for the nine month period ended September 30, 2010.  The Partnership recorded impairment expense of $0 and $1,452,475 related to the Azalea Acquired Properties during the three and nine month periods ended September 30, 2010.  The Partnership also recorded $0 and $730,063 of acquisition related costs during the three and nine month periods ended September 30, 2010, as general and administrative expenses on its condensed statements of operations.

On June 15, 2010, Reef Oil & Gas Income and Development Fund IV (“Income Fund IV”) paid $1,252,844 to Azalea Properties for the post closing settlement related to the Side Letter Agreements which were a part of the original Azalea Purchase Agreement. The Partnership reimbursed Income Fund IV $764,235 for its 61% of the post closing settlement amount. There was no additional payment for undeveloped properties; the entire post closing settlement is associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

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

Revenues and expenses related to June 2010 are treated as a purchase price adjustment.  Revenues and expenses subsequent to June 2010 related to the Lett Acquired Properties are included in the unaudited condensed statements of operations for the three and nine month periods ended September 30, 2010.  Revenues related to the Lett Acquired Properties were $296,401 for the three and nine month periods ended September 30, 2010.  Net loss related to the Lett Acquired Properties was $18,764 and $2,183,097 for the three and nine month periods ended September 30, 2010.  The Partnership recorded impairment expense of $0 and $2,072,204 related to the Lett Acquired Properties during the three and nine month periods ended September 30, 2010.  The Partnership also recorded $61,037 of acquisition related costs during the three and nine month periods ended September 30, 2010, as general and administrative expenses on its condensed statements of operations.

The following unaudited pro forma condensed consolidated statements of revenue and earnings for the three and nine month periods ended September 30, 2010 and 2009 are presented as if the acquisitions of the Azalea Acquired Properties and the Lett Acquired Properties had occurred at the beginning of the periods presented. The unaudited pro forma condensed consolidated financial information is not indicative of our financial position or the results of our operations that might have actually occurred if the acquisition of the Azalea Acquired Properties and Lett Acquired Properties had occurred at the dates presented or of our future financial position or results of operations. The information presented for the nine month period ended September 30, 2010 includes pro forma information for the Lett Acquired Properties only, as the Azalea Acquired Properties are included in the condensed statements of operations of the Partnership beginning January 2010.  In addition, the results may vary significantly from the results reflected in such statements due to normal oil and gas production declines, reductions in prices paid for oil and gas, future acquisitions and other factors.

Unaudited Pro Forma Condensed Consolidated Statements of Revenues and Earnings

For the Three Months Ended September 30,	2010	2009

Revenues	$1,591,310	$1,358,021
Net income (loss)	$(383,219)	$90,163

Net income (loss) per general partner unit	$(449.17)	$42.50
Net income (loss) per limited partner unit	$(449.17)	$42.50
Net income per managing general partner unit	$1,744.65	$5,844.09

For the Nine Months Ended September 30,	2010	2009

Revenues	$4,714,808	$3,524,034
Net loss	$(1,514,325)	$(5,622,123)

Net loss per general partner unit	$(1,674.70)	$(6,455.65)
Net loss per limited partner unit	$(1,674.70)	$(6,455.65)
Net income (loss) per managing general partner unit	$(3,031.51)	$7,859.51

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

In applying the full cost method at September 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2010, the Partnership recognized property impairment expense of proved properties totaling $0 and $3,524,682, respectively. During the three and nine month periods ended September 30, 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $441,542, respectively.

Unproved properties consist of the capitalized costs associated with the development and enhancement of waterflood operations in the Slaughter Dean project, and undrilled infill and offset drilling locations associated with the Azalea Acquired Properties.  Investments in unproved properties are not depleted pending determination of the existence of proved reserves. The costs associated with the development and waterflood enhancement project are considered unproved pending an initial reservoir production response.  Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the data obtained from the waterflood operations of the Slaughter Dean property, lease terms, drilling activity in the area of the unproved properties, and other information.  Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2010 and 2009, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	Nine months ended September 30, 2010	Year ended December 31, 2009
Beginning asset retirement obligation	$248,912	$230,472
Additions related to acquisitions	747,138	—
Accretion expense	49,834	18,440
Ending asset retirement obligation	$1,045,884	$248,912

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

4. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) which currently has a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of oil and gas properties purchased from Lett by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 above.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB's customary practices for oil and gas loans.  At June 30, 2010, the borrowing base was equal to $5,000,000.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the Lett Purchase Agreement described in Note 2 above.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.

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

At September 30, 2010, the Partnership was not in compliance with certain non-financial covenants under the Credit Agreement, for which it obtained a waiver from the lender.

5. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of the Slaughter Dean Project and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the nine months ended September 30, 2010, RELP received $216,991 in drilling compensation. During the year ended December 31, 2009, RELP received $1,544,858 in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

RELP receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During the three and nine month periods ended September 30, 2010, RELP received $224,220 and $672,660, respectively, in administrative fees. During the three and nine month periods ended September 30, 2009, RELP received $224,220 and $672,660, respectively, in administrative fees.  During the three and nine month periods ended September 30, 2009, $215,268 and $583,442 of administrative fees were capitalized and are included in property costs in the financial statements, with the remainder included in general and administrative expenses.  Administrative fees related to 2010 are included in general and administrative expense in the financial statements. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership's business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

Beginning on January 1, 2010, RELP began processing joint interest billings and revenues on behalf of the Partnership. At September 30, 2010, RELP owed the Partnership $148,737 for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.  Prior to 2010, the Partnership processed its own joint interest billings and revenues.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

7.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2010 is detailed below:

For the three months ended September 30, 2010

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$15,648	$1,744.65
General partner	490.9827	(220,537)	$(449.17)
Limited partner	397.0172	(178,330)	$(449.17)
Total	896.9696	$(383,219)

For the nine months ended September 30, 2010

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(83,235)	$(9,279.51)
General partner	490.9827	(3,028,922)	$(6,169.10)
Limited partner	397.0172	(2,449,239)	$(6,169.10)
Total	896.9696	$(5,561,396)

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

The Partnership has been advised that Davric, who is unrelated to Reef and owns a 7% working interest in the Dean Unit and the Dean "B" unit, was unable to pay $538,443 of its share of costs incurred subsequent to February 28, 2009.  Pursuant to the Davric Operating Agreement, the Partnership assumed the 7% working interest of Davric and Davric is now a non-consenting working interest owner. The unpaid costs have been recorded as property additions and operating costs on the books of the Partnership, and the Partnership will retain the Davric 7% working interest until the net revenues related to this interest exceed the unpaid costs, plus penalties ranging from 300% to 450% of the amount in default.

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

On June 15, 2010, Reef Oil & Gas Income and Development Fund IV (“Income Fund IV”) paid $1,252,844 to Azalea Properties for the post closing settlement related to the  Side Letter Agreements which were a part of the original Azalea Purchase Agreement. The Partnership reimbursed Income Fund IV $764,235 for its 61% of the post closing settlement amount. There was no additional payment for undeveloped properties; the entire post closing settlement is associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

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

 The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of September 30, 2010.

	Leasehold Costs	Drilling and Facilities Costs		Workovers		Total Costs
Purchase Existing Wells	$35,964,401	$		$		$35,964,401

New Wells
Producing Wells	12,023		27,176,562			27,188,585
Waterflood Injector Wells			5,149,620			5,149,620
Facilities			1,801,009			1,801,009

Existing Wells					6,784,059	6,784,059

Total	$35,976,424		$34,127,191		$6,784,059	$76,887,674

With the acquisition of the Lett Acquired Properties, the Partnership has expended all of its available capital, and no additional property purchases are anticipated.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. The Partnership has expended $56,258,401 on property acquisitions and development costs related to the Slaughter Dean Project, $14,586,513 on property acquisitions and development related to the Azalea Properties, and $6,042,760 related to the Lett Acquired Properties.

The Partnership has working capital of $1,959,207 at September 30, 2010. The Partnership has expended $76,887,674 on the property acquisitions and development costs detailed above. Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Sales volumes:
Oil (Barrels)	18,730	8,339	50,934	27,360
Natural gas (Mcf)	79,556	2,421	175,132	6,643

Average sales prices received:
Oil (Barrels)	$67.81	$57.64	$68.03	$45.50
Natural gas (Mcf)	$4.04	$1.51	$4.74	$1.43

Overall, sales volumes increased during the third quarter of 2010 compared to the third quarter of 2009, due primarily to the Partnership’s purchase in January 2010 of the Azalea Acquired Properties and the Partnership’s purchase in June 2010 of the Lett Acquired Properties.  The Azalea Acquired Properties and the Lett Acquired Properties accounted for oil volumes of 10,314 Bbl and gas volumes of 77,732 Mcf during the third quarter of 2010.    Volumes from the Slaughter Dean Field declined slightly from 2009 levels due to the conversion of over twenty previously productive wells to water injection wells during 2009. Average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 17.6% and average gas prices increased by 167.5% during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The large increase in gas prices is primarily due to the fact that because of its lower quality, Slaughter Dean gas is sold at a heavily discounted price, while gas from the newly acquired Azalea and Lett properties is sold at a higher price.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for September 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to September 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of September 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2010	707,161	1,527,998
September 30, 2009	282,884	211,666

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Partnership had a net loss of $383,219 for the three months ended September 30, 2010, compared to a net loss of $144,627 for the three months ended September 30, 2009.

Partnership revenues totaled $1,591,310 for the three months ended September 30, 2010 compared to $484,301 for the comparable period in 2009.  Volumes increased due primarily to the Partnership’s purchase in January 2010 of the Azalea Acquired Properties and the Partnership’s purchase in June 2010 of the Lett Acquired Properties.  The Azalea Acquired Properties and the Lett Acquired Properties accounted for oil volumes of 10,314 Bbl and gas volumes of 77,732 Mcf during the third quarter of 2010.   In addition, average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 17.6% and average gas prices increased by 167.5% during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The large increase in gas prices is primarily due to the fact that because of its lower quality, Slaughter Dean gas is sold at a heavily discounted price, while gas from the newly acquired Azalea and Lett properties is sold at a higher price.

Lease operating expenses increased from $304,295 for the three months ended September 30, 2009 to $767,167 for the three months ended September 30, 2010, and production taxes increased from $22,926 for the three months ended September 30, 2009 to $104,031 for the three months ended September 30, 2010. These increases are primarily due to the Partnership’s purchases of the Azalea Properties in January 2010 and the Lett Properties in June 2010, as well as the Partnership’s assumption of Davric’s 7% working interest in Slaughter Dean.

Depreciation, depletion and amortization increased from $75,020 for the three months ended September 30, 2009 to $560,987 for the three months ended September 30, 2010. The Azalea and Lett purchases have resulted in increased production levels and a higher depletion rate, as well as a higher property depletable basis.

General and administrative costs incurred during the three month periods ended September 30, 2010 and 2009 increased from $235,021 in 2009 to $444,414 in 2010. Overhead charges from RELP charged to general and administrative expense increased by approximately $215,000.  During the third quarter of 2009, a portion of RELP overhead charges were capitalized due to the capital expenditures program in the Slaughter Dean Field.  In addition, acquisition costs related to the Lett Properties increased 2010 expenses by approximately $61,000.  These increases were partially offset by decreases in legal fees related to financial reporting and direct costs charged to the Partnership.

Total other income and expense for the three month periods ended September 30, 2010 and 2009 decreased from income of $12,944 in 2009 to expense of $80,887 in 2010.  The decrease is primarily due to interest expense related to the Partnership’s borrowings under the Credit Agreement described in Note 4 to the financial statements.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The Partnership had a net loss of $5,561,396 for the nine months ended September 30, 2010, compared to a net loss of $823,582 for the nine months ended September 30, 2009.

Partnership revenues totaled $4,294,616 for the nine months ended September 30, 2010 compared to $1,254,349 for the comparable period in 2009.  Volumes increased due primarily to the Partnership’s purchase in January 2010 of the Azalea Acquired Properties and the Partnership’s purchase in June 2010 of the Lett Acquired Properties.  These purchases resulted in oil volumes of 24,024 Bbl and gas volumes of 171,170 Mcf during the first nine months of 2010.  In addition, average crude oil and natural gas sales prices rose significantly during the comparable periods.  Average oil prices increased by 49.5% and average gas prices increased by 231.5% during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The large increase in gas prices is primarily due to the fact that because of its lower quality, Slaughter Dean gas is sold at a heavily discounted price, while gas from the newly acquired Azalea and Lett properties is sold at a higher price.

Lease operating expenses increased from $903,219 for the nine months ended September 30, 2009 to $1,995,665 for the nine months ended September 30, 2010, and production taxes increased from $59,460 for the nine months ended September 30, 2009 to $270,016 for the nine months ended September 30, 2010.  These increases are primarily due to the Partnership’s purchases of the Azalea Acquired Properties in January 2010 and the Lett Acquired Properties in June 2010, as well as the Partnership’s assumption of Davric’s 7% working interest in Slaughter Dean.

Depreciation, depletion and amortization increased from $255,933 for the nine months ended September 30, 2009 to $1,710,675 for the nine months ended September 30, 2010. The Azalea and Lett purchases have resulted in increased production levels and a higher depletion rate, as well as a higher property depletable basis.     Crude oil prices reached a low point for 2009 during the first quarter, and consequently the Partnership incurred first quarter 2009 property impairment cost of $441,542.  At March 31, 2010, the Partnership recorded impairment expense of proved properties totaling $1,452,475, and at June 30, 2010, the Partnership recorded impairment expense of proved properties totaling $2,072,207. The total impairment of $3,534,682 during 2010 is primarily related to the Azalea Acquired Properties and Lett Acquired Properties, for which the quarterly ceiling test is calculated using using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%for the entire life of these very long-lived properties. This measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

General and administrative costs incurred during the nine month periods ended September 30, 2010 and 2009 increased from $535,663 in 2009 to $2,236,437 in 2010. This increase is primarily due to acquisition costs related to the Azalea Acquired Properties and the Lett Acquired Properties of approximately $791,000, as well as increased overhead.  Overhead charges from RELP charged to general and administrative expense increased by approximately $595,000.  During the first nine months of 2009, a portion of RELP overhead charges were capitalized due to the capital expenditures program in the Slaughter Dean Field.  Remaining increases relate to the timing of audit and accounting fees (approximately $79,000), direct costs charged to the Partnership  (approximately $160,000), and financing charges incurred in connection with the note payable  related to the financing of the Lett Acquired Properties (approximately $92,000).

Total other income and expense for the nine month periods ended September 30, 2010 and 2009 decreased from interest income of $131,716 in 2009 to interest expense of $68,703 in 2010.  Interest income decreased from $131,716 to $3,439 due to the fact that the Partnership spent its remaining capital available during 2010 to acquire the Azalea Acquired Properties and the Lett Acquired Properties. In addition, the Partnership was charged interest expense of $64,583 during the third quarter of 2010 related to its borrowings under the Credit Agreement for financing the acquisition of the Lett Acquired Properties, as described in Note 4 to the financial statements.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 15, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli Manager and Member (Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Daniel C. Sibley
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