Form 10-Q
period 2011-03-31
Reef Oil & Gas Income & Development Fund III LP
filed 2011-05-20
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 20, 2011, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$977,080	$1,136,682
Accounts receivable	769,854	832,471
Accounts receivable from affiliates	91,683	105,094
Total current assets	1,838,617	2,074,247

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $61,407,232 and $61,089,909	13,906,943	14,318,440
Unproved properties	1,967,023	1,969,433
Net oil and gas properties	15,873,966	16,287,873

Total assets	$17,712,583	$18,362,120

Liabilities and partnership equity

Current liabilities:
Accounts payable	$388	$47
Accounts payable to affiliates	29,005	—
Accrued liabilities	47,216	9,819
Current portion of long-term note payable	950,000	—
Total current liabilities	1,026,609	9,866

Long-term liabilities:
Note payable	3,550,000	4,750,000
Asset retirement obligation	917,992	903,946
Total long-term liabilities	4,467,992	5,653,946

Partnership equity
General partners	7,094,487	7,336,215
Limited partners	5,152,947	5,348,414
Managing general partner	(29,452)	13,679
Partnership equity	12,217,982	12,698,308

Total liabilities and partnership equity	$17,712,583	$18,362,120

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2011	2010

Revenues	$1,381,043	$1,257,224

Costs and expenses:
Lease operating expenses	662,029	421,636
Production taxes	103,876	75,982
Depreciation, depletion and amortization	317,323	593,856
Accretion of asset retirement obligation	15,189	16,013
Property impairment	—	1,452,475
General and administrative	424,631	1,136,298
Total costs and expenses	1,523,048	3,696,260

Loss from operations	(142,005)	(2,439,036)

Other income (expense):
Miscellaneous expense	15	—
Interest income	—	1,389
Interest expense	(59,169)	—
Total other income (expense)	(59,154)	1,389

Net loss	$(201,159)	$(2,437,647)

Net loss per general partner unit	$(226.11)	$(2,675.38)
Net loss per limited partner unit	$(226.11)	$(2,675.38)
Net loss per managing general partner unit	$(41.16)	$(6,901.77)

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2011	2010

Operating Activities
Net loss	$(201,159)	$(2,437,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	317,323	593,856
Property impairment	—	1,452,475
Accretion of asset retirement obligation	15,189	16,013
Changes in operating assets and liabilities:
Accounts receivable	62,617	(728,519)
Accounts receivable from affiliates	(46,044)	200,579
Accounts payable	341	(496,756)
Accounts payable to affiliates	29,005	183,749
Accrued liabilities	37,397	(242,592)
Net cash provided by (used in) operating activities	214,669	(1,458,842)

Investing Activities
Proceeds from sale of oil and gas properties	409,455	—
Purchase of oil and gas properties	—	(10,705,500)
Property development	(254,559)	(2,812,797)
Net cash provided by (used in) investing activities	154,896	(13,518,297)

Financing Activities
Payment of note payable	(250,000)	—
Partner distributions	(279,167)	(119,360)
Net cash used in financing activities	(529,167)	(119,360)

Net decrease in cash and cash equivalents	(159,602)	(15,096,499)
Cash and cash equivalents at beginning of period	1,136,682	18,243,848
Cash and cash equivalents at end of period	$977,080	$3,147,349

Supplemental cash flow disclosure:

Cash paid for interest expense on note payable	$59,169	$—

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable	$—	$(29,957)
Additions to property and asset retirement obligation	$—	$728,545

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

2. Summary of Accounting Policies

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2011, the Partnership recognized property impairment expense of proved properties totaling $0. During the three month period ended March 31, 2010, the Partnership recognized property impairment expense of proved properties totaling $1,452,475.

At December 31, 2010 and March 31, 2011, unproved properties consist of capitalized costs associated with undrilled infill and offset drilling locations associated with the Azalea Acquired Properties. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering drilling activity in the area of the unproved properties and other information.  Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three months ended December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean project by recognizing $53,166,873 of property impairment expense. During the three month periods ended March 31, 2011 and 2010, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2011 and the year ended December 31, 2010.

	Three months ended March 31, 2011	Year ended December 31, 2010
Beginning asset retirement obligation	$903,946	$248,912
Additions related to new properties	—	668,800
Retirement related to sales of properties	(1,143)	(76,156)
Accretion expense	15,189	62,390
Ending asset retirement obligation	$917,992	$903,946

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at March 31, 2011 as it yields interest at rates currently available in the market.

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) which currently has a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of oil and gas properties purchased from Lett by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 above.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  At June 30, 2010, the borrowing base was equal to $5,000,000.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the Lett Purchase Agreement.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.  As of March 31, 2011, the Partnership has prepaid $500,000 of principal to TCB, and TCB has reduced the borrowing base to $4,500,000.

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

At March 31, 2011, the Partnership was not in compliance with certain financial covenants under the Credit Agreement, for which it obtained a waiver from the lender.

4. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of the Slaughter Dean Project and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the three month period ended March 31, 2011, RELP received $6,396 in drilling compensation. During the year ended December 31, 2010, RELP received $232,775 in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the three month period ended March 31, 2011, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $120,737 and $315, respectively. During the three month period ended March 31, 2010, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $92,893 and $4,535, respectively.

RELP receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During the three month periods ended March 31, 2011 and 2010, RELP received $224,220 and $224,220, respectively, in administrative fees. Administrative fees are included in general and administrative expense in the financial statements. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At March 31, 2011 and December 31, 2010, RELP owed the Partnership $91,683 and $45,640, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

In December 2010, the Partnership sold its interests in certain oil and gas properties in the Lusk Field in Lea County, New Mexico, to Reef 2010 Drilling Fund, L.P., a Reef affiliate. These interests were sold primarily due to the planned or actual drilling of exploratory wells on the acreage involved.  In accordance with its stated objectives, the Partnership will not participate in exploratory drilling activities.  The sale included the Partnership’s interests in five existing wells, as well as the undeveloped acreage upon which an exploratory well is intended to be drilled.  The Partnership accepted a sales price of $59,455 in exchange for these interests, of which the entire amount was included in accounts receivable from affiliates on the balance sheet as of December 31, 2010.  The Partnership received the entire sales price of $59,455 in cash during the three month period ended March 31, 2011.

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. The Partnership received $350,000 in cash in exchange for these interests.

5. Commitments and Contingencies

None.

6.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2011 and 2010 is detailed below:

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(369)	$(41.16)
General partner	490.9827	(111,018)	$(226.11)
Limited partner	397.0172	(89,772)	$(226.11)
Total	896.9696	$(201,159)

For the three months ended March 31, 2010

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(61,907)	$(6,901.77)
General partner	490.9827	(1,313,567)	$(2,675.38)
Limited partner	397.0172	(1,062,173)	$(2,675.38)
Total	896.9696	$(2,437,647)

7. Subsequent Events

During April 2011, the Partnership made an additional prepayment of principal to TCB in the amount of $400,000, reducing the outstanding balance of the note payable to $4,100,000. On May 20, 2011, the Partnership entered into the First Amendment to Credit Agreement ("Amendment") with TCB. Under the Amendment, the borrowing base is reduced to $4,100,000.  In addition, effective June 1, 2011, the borrowing base is reduced by $55,000 per month.  As such, the Partnership has recognized $950,000 of the outstanding amount as current liability as of March 31, 2011 in the accompanying balance sheet.

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

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. The Partnership received $350,000 in cash in exchange for these interests.

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of March 31, 2011.

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs
Purchase Existing Wells	$34,908,658			34,908,658

New Wells
Producing Wells	24,304	27,674,427		27,698,731
Waterflood Injector Wells		5,149,620		5,149,620
Facilities		1,795,397		1,795,397

Existing Wells			6,919,362	6,919,362

Total	$34,932,962	34,619,444	6,919,362	76,471,768

With the acquisition of the Lett Acquired Properties, the Partnership has expended all of its available capital, and no additional property purchases are anticipated.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of March 31, 2011, the Partnership has expended $56,983,203 on property acquisitions and development costs related to the Slaughter Dean Project, $13,723,207 on property acquisitions and development related to the Azalea Properties, and $5,765,358 related to the Lett Acquired Properties.

The Partnership had working capital of $1,762,008 at March 31, 2011. The Partnership has expended $76,471,768 on the property acquisitions and development costs detailed above. Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

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

	For the three months ended March 31,
	2011	2010
Sales volumes:
Oil (Barrels)	15,544	13,517
Natural gas (Mcf)	41,069	44,094

Average sales prices received:
Oil (Barrels)	$73.43	$72.62
Natural gas (Mcf)	$5.84	$5.23

The estimated net proved crude oil and natural gas reserves as of March 31, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2011	782,996	1,187,042
March 31, 2010	426,644	1,528,942

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The Partnership had a net loss of $201,159 for the three month period ended March 31, 2011, compared to a net loss of $2,437,647 for the three month period ended March 31, 2010.

Partnership revenues totaled $1,381,043 for the three month period ended March 31, 2011 compared to $1,257,224 for the comparable period in 2010.  Overall, oil sales volumes increased during the three month period ended March 31, 2011 compared to the first quarter of 2010, due primarily to the Partnership’s purchase in June 2010 of the Lett Acquired Properties.  Approximately 92% of production from the Lett Acquired Properties consists of oil volumes..  Gas volumes from the Slaughter Dean Field and the Azalea Acquired Properties declined from 2010 levels. Average crude oil prices increased by 1.1% and average natural gas prices increased by 11.7% during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.  The increase in gas prices is primarily due to the fact that because of its lower quality, Slaughter Dean gas is sold at a heavily discounted price, while gas from the newly acquired Azalea and Lett properties is sold at a higher price.

Lease operating expenses increased from $421,636 for the three month period ended March 31, 2010 to $662,029 for the three month period ended March 31, 2011, and production taxes increased from $75,982 for the three month period ended March 31, 2010 to $103,876 for the three month period ended March 31, 2011. These increases are primarily due to the Partnership’s purchase of the Lett Properties in June 2010, as well as the Partnership’s assumption of Davric’s 7% working interest in Slaughter Dean during the second quarter of 2010.

Depreciation, depletion and amortization decreased from $593,856 for the three month period ended March 31, 2010 to $317,323 for the three month period ended March 31, 2011. This decrease is due to the combination of rising oil prices as well as a lower property depletable basis between the two periods.  In addition, the Partnership recognized impairment expense of $1,452,475 during the three month period ended March 31, 2010 compared to no impairment expense during the three month period ended March 31, 2011.  The impairment recognized during the first three month period of 2010 was primarily related to the Azalea Acquired Properties, for which the quarterly ceiling test was calculated using prices that were the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10% for the entire life of these very long-lived properties, as opposed to using the prices in effect at the time of the transactions.  No impairment was necessary during the first quarter of 2011 due to rising commodity prices.

General and administrative costs incurred during the three month periods ended March 31, 2011 and 2010 decreased from $1,136,298 in 2010 to $424,631 in 2011. This decrease is primarily due to acquisition costs of approximately $730,000 related to the Azalea Acquired Properties that were expensed during the first quarter of 2010.

Total other income and expense for the three month periods ended March 31, 2011 and 2010 decreased from interest income of $1,389 in 2010 to interest expense of $59,155 in 2011.  Interest income decreased from $1,389 to $0 due to the fact that the Partnership spent its remaining capital available during 2010 to acquire the Azalea Acquired Properties and the Lett Acquired Properties. In addition, the Partnership was charged interest expense of $59,169 during the first quarter of 2011 related to its borrowings under the Credit Agreement for financing the acquisition of the Lett Acquired Properties, as described in Note 3 to the financial statements.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 20, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 20, 2011	By:	/s/ Daniel C. Sibley
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