Form 10-Q
period 2011-06-30
Reef Oil & Gas Income & Development Fund III LP
filed 2011-08-15
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 15, 2011, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$889,002	$1,136,682
Accounts receivable	688,131	832,471
Accounts receivable from affiliates	84,246	105,094
Total current assets	1,661,379	2,074,247

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $61,690,425 and $61,089,909	11,493,724	14,318,440
Unproved properties	1,788,461	1,969,433
Net oil and gas properties	13,282,185	16,287,873

Deferred financing fees, net	41,760	—

Total assets	$14,985,324	$18,362,120

Liabilities and partnership equity

Current liabilities:
Accounts payable	$2,899	$47
Accounts payable to affiliates	18,830	—
Accrued liabilities	—	9,819
Current portion of long-term note payable	360,000	—
Total current liabilities	381,729	9,866

Long-term liabilities:
Note payable (Note 3)	1,585,000	4,750,000
Asset retirement obligation	922,547	903,946
Total long-term liabilities	2,507,547	5,653,946

Partnership equity
General partners	7,018,857	7,336,215
Limited partners	5,091,791	5,348,414
Managing general partner	(14,600)	13,679
Partnership equity	12,096,048	12,698,308

Total liabilities and partnership equity	$14,985,324	$18,362,120

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Oil, gas and NGL sales	$1,546,637	$1,446,082	$2,927,680	$2,703,306

Costs and expenses:
Lease operating expenses	538,058	806,862	1,200,087	1,228,498
Production taxes	89,717	90,003	193,593	165,985
Depreciation, depletion and amortization	282,654	555,832	599,977	1,149,688
Accretion of asset retirement obligation	6,626	16,778	21,815	32,791
Property impairment	—	2,072,207	—	3,524,682
General and administrative	377,607	655,725	802,238	1,792,023
Total costs and expenses	1,294,662	4,197,407	2,817,710	7,893,667

Income (loss) from operations	251,975	(2,751,325)	109,970	(5,190,361)

Other income (expense):
Miscellaneous income	30	9,005	45	9,014
Interest income	—	1,790	—	3,170
Interest expense	(53,518)	—	(112,687)	—
Amortization of deferred financing fees	(1,740)	—	(1,740)	—
Total other income (expense)	(55,228)	10,795	(114,382)	12,184

Net income (loss)	$196,747	$(2,740,530)	$(4,412)	$(5,178,177)

Net income (loss) per general partner unit	$165.36	$(3,044.54)	$(60.75)	$(5,719.93)
Net income (loss) per limited partner unit	$165.36	$(3,044.54)	$(60.75)	$(5,719.93)
Net income (loss) per managing general partner unit	$5,564.02	$(4,122.39)	$5,522.86	$(11,024.16)

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(4,412)	$(5,178,177)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	599,977	1,149,688
Property impairment	—	3,524,682
Accretion of asset retirement obligation	21,815	32,791
Amortization of deferred financing fees	1,740	—
Changes in operating assets and liabilities:
Accounts receivable	144,340	(627,381)
Accounts receivable from affiliates	(38,607)	415,598
Accounts payable	2,852	(571,093)
Accounts payable to affiliates	18,830	(117,178)
Accrued liabilities	(9,819)	(150,212)
Net cash provided by (used in) operating activities	736,716	(1,521,282)

Cash flows from investing activities
Proceeds from sale of oil and gas properties	3,059,455	—
Purchase of oil and gas properties	—	(17,985,464)
Property development	(597,503)	(2,658,011)
Net cash provided by (used in) investing activities	2,461,952	(20,643,475)

Cash flows from financing activities
Proceeds from note payable	—	5,000,000
Payment of note payable	(2,805,000)	—
Payment of deferred financing fees	(43,500)	—
Partner distributions	(597,848)	(452,150)
Net cash provided by (used in) financing activities	(3,446,348)	4,547,850

Net decrease in cash and cash equivalents	(247,680)	(17,616,907)
Cash and cash equivalents at beginning of period	1,136,682	18,243,848
Cash and cash equivalents at end of period	$889,002	$626,941

Supplemental cash flow disclosure:

Cash paid for interest expense on note payable	$112,687	$—

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$—	$(509)
Additions to property and asset retirement obligation	$2,303	$747,138
Property additions related to Davric default	$—	$435,390

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2011, the Partnership recognized no property impairment expense of proved properties. During the three and six month periods ended June 30, 2010, the Partnership recognized property impairment expense of proved properties totaling $2,072,207 and $3,524,682, respectively.

During the fourth quarter of 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean project by recognizing $53,166,873 of property impairment expense. At December 31, 2010 and June 30, 2011, unproved properties consist of non-operated, undrilled infill and offset drilling locations associated with certain working interests acquired from Azalea Properties Ltd. on January 19, 2010 by RCWI L.P., an affiliate of Reef, and assigned to the Partnership (the “Azalea Acquired Properties”). Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering drilling activity in the area of the unproved properties and other information.  Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and six month periods ended June 30, 2011 and 2010, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2011 and the year ended December 31, 2010.

	Six months ended June 30, 2011	Year ended December 31, 2010
Beginning asset retirement obligation	$903,946	$248,912
Additions related to new properties	2,303	668,800
Retirement related to sales of properties	(5,517)	(76,156)
Accretion expense	21,815	62,390
Ending asset retirement obligation	$922,547	$903,946

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at June 30, 2011 as it yields interest at rates currently available in the market.

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of oil and gas properties purchased from Lett Oil & Gas, L.P. (“Lett”) by RCWI LP, (“RCWI”) a Reef affiliate, and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 of the Annual Report (the “Lett Acquired Properties”).  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  The obligations of TCB to the Partnership under the Credit Agreement expire on June

30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  At June 30, 2010, the borrowing base was equal to $5,000,000.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the Lett Purchase Agreement as described in Note 2 of the Annual Report.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.

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

The Credit Agreement is guaranteed by RCWI and RCWI GP LLC, both affiliates of Reef. Borrowings under the Credit Agreement are secured by a first priority lien on no less than 90% of the oil and gas properties utilized in determining the borrowing base, based on the net present value of the crude oil and natural gas to be produced from the oil and gas properties calculated using a discount rate of nine percent (9.00%) per annum.

On May 20, 2011, the Partnership entered into the First Amendment to Credit Agreement (“Amendment”) with TCB. Under the Amendment, the borrowing base was reduced to $4,100,000 effective May 20, 2011.  In addition, effective June 1, 2011, the borrowing base is reduced by $55,000 per month.  On May 24, 2011, the Partnership paid TCB fees of $43,500 in connection with the Amendment.  These fees have been capitalized as other non-current assets on the accompanying balance sheet and will be amortized over the term of the credit agreement.

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

At June 30, 2011, the Partnership was in compliance with the financial covenants under the Credit Agreement.

4. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of a working interest in a producing oil property located in the Slaughter Field in Cochran County, Texas (“the Slaughter Dean Project”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the six month period ended June 30, 2011, RELP received $19,990 in drilling compensation. During the year ended December 31, 2010, RELP received $232,775 in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the three and six month periods ended June 30, 2011, Reef and its affiliates received total reimbursements for direct costs of $90,489 and $202,078, respectively, and other documented out-of-pocket expenses of $414 and $729, respectively. During the three and six month periods ended June 30, 2010, Reef and its affiliates received total reimbursements for direct costs of $125,263 and $218,156, respectively, and other documented out-of-pocket expenses of $2,173 and $6,702, respectively.

RELP receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During the three and six month periods ended June 30, 2011 and 2010, RELP received $224,220 and $448,440, respectively, in administrative fees. Administrative fees are included in general and administrative expense in the financial statements. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2011 and December 31, 2010, RELP owed the Partnership $84,246 and $45,640, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

In December 2010, the Partnership sold its interests in certain oil and gas properties in the Lusk Field in Lea County, New Mexico, to Reef 2010 Drilling Fund, L.P., a Reef affiliate. These interests were sold primarily due to the planned or actual drilling of exploratory wells on the acreage involved.  In accordance with its stated objectives, the Partnership will not participate in exploratory drilling activities.  The sale included the Partnership’s interests in five existing wells, as well as the undeveloped acreage upon which an exploratory well is intended to be drilled.  The Partnership accepted a sales price of $59,455 in exchange for these interests, of which the entire amount was included in accounts receivable from affiliates on the balance sheet as of December 31, 2010.  The Partnership received the entire sales price of $59,455 in cash during the first quarter of 2011.

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. The Partnership received $350,000 in cash in exchange for these interests.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P.  The Partnership received $2,650,000 in cash in exchange for these additional interests.  These sales transactions reduced the full cost pool of capitalized oil and gas properties.

5. Commitments and Contingencies

None.

6.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2011 is detailed below:

For the three months ended June 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$49,907	$5,564.02
General partner	490.9827	81,189	$165.36
Limited partner	397.0172	65,651	$165.36
Total	896.9696	$196,747

For the six months ended June 30, 2011

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$49,538	$5,522.86
General partner	490.9827	(29,829)	$(60.75)
Limited partner	397.0172	(24,121)	$(60.75)
Total	896.9696	$(4,412)

7. Subsequent Events

During July 2011, the Partnership and TCB executed the Second Amendment to Credit Agreement (“Second Amendment”), which is effective as of June 30, 2011. Under the Second Amendment, the borrowing base was reduced to $1,945,000 as of June 30, 2011.  In addition, effective August 1, 2011, the borrowing base is reduced by $30,000 per month.  As such, the Partnership has recognized $360,000 of the outstanding note payable as a current liability as of June 30, 2011 in the accompanying balance sheet.

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

The Partnership was advised during the second quarter of 2010 that Davric, who is unrelated to Reef and owns a 7% working interest in the Dean Unit and the Dean “B” unit, was unable to pay $538,443 of its share of costs incurred subsequent to February 28, 2009.  Pursuant to the Davric Operating Agreement, the Partnership assumed the 7% working interest of Davric and Davric is now a non-consenting working interest owner. The unpaid costs were recorded as property additions and operating costs on the books of the Partnership during the second quarter of

2010, and the Partnership will retain the assumed Davric 7% working interest until the net revenues related to this interest exceed the unpaid costs, plus penalties ranging from 300% to 450% of the amount in default.

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

On June 15, 2010, Reef Oil & Gas Income and Development Fund IV, L.P., an affiliate of Reef, paid $1,252,844 to Azalea Properties Ltd. for the post closing settlement related to the Side Letter Agreements which were a part of the original Azalea Purchase Agreement. The Partnership reimbursed Reef Oil & Gas Income and Development Fund IV, L.P. $764,235 for its 61% of the post closing settlement amount. There was no additional payment for undeveloped properties; the entire post closing settlement is associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

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

In December 2010, the Partnership sold its interests in certain oil and gas properties in the Granite Wash formation located in Wheeler County, Texas and Roger Mills County, Oklahoma, to Reef 2010 Drilling Fund, L.P., a Reef affiliate.  These interests were sold primarily due to the intended or actual drilling of exploratory wells on the acreage involved.  In accordance with its stated objectives, the Partnership will not participate in exploratory drilling activities. The sale included the Partnership’s interests in nine existing wells, as well as the undeveloped acreage on which additional wells are intended to be drilled.  The Partnership received a cash payment of $933,300 during December 2010 in exchange for these interests.  Approximately $478,981 of the sales price was received in exchange for undeveloped acreage, with the remaining $454,319 attributed to the existing wells.

In December 2010, the Partnership sold its interests in certain oil and gas properties in the Lusk Field in Lea County, New Mexico, to Reef 2010 Drilling Fund, L.P., a Reef affiliate. These interests were sold primarily due to the planned or actual drilling of exploratory wells on the acreage involved.  In accordance with its stated objectives, the Partnership will not participate in exploratory drilling activities.  The sale included the Partnership’s interests in five existing wells, as well as the undeveloped acreage upon which an exploratory well is intended to be drilled.  The Partnership received $59,455 in exchange for these interests, which is included in accounts receivable from affiliates on the balance sheet as of December 31, 2010. This amount has been paid in cash to the Partnership during the first quarter of 2011.  Approximately $1,800 of the sales price was received in exchange for undeveloped acreage, with the remaining $57,655 attributed to the existing wells.

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to the same affiliate. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. The Partnership received $350,000 in cash in exchange for the interests sold in January and $2,650,000 for the interests sold in June.

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of June 30, 2011.

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs
Purchase Existing Wells	$32,296,206			32,296,206

New Wells
Producing Wells	22,451	27,892,780		27,915,231
Waterflood Injector Wells		5,149,620		5,149,620
Facilities		1,795,397		1,795,397

Existing Wells			7,008,257	7,008,257

Total	$32,318,657	34,837,797	7,008,257	74,164,711

The Partnership has expended approximately $57.0 million (included in the expenditures shown in the table above) on the Slaughter Dean Project as of June 30, 2011.  At December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean Project by recognizing approximately $53.2 million of property impairment expense.  The Partnership continues to monitor the implementation of waterflood operations and daily production of total fluids (oil and water), which are less than the total water injected each day, to determine the cause of the underperformance of the waterflood operations.  The Partnership may gather additional data in order to determine whether alternate configurations of water injection wells may be more effective in producing a better waterflood response in the future, though such alternative configurations may be cost prohibitive to the Partnership to implement.  In the event that the Partnership determines, based on its monitoring activities, that additional or alternative configurations of water injection wells will not materially increase production from the Slaughter Dean Project, the Partnership may decide to continue waterflood operations without any changes.

With the acquisition of the Lett Acquired Properties, the Partnership has expended all of its available capital, and no additional property purchases are anticipated.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for

Partnership activities. As of June 30, 2011, the Partnership has expended $57,047,878 on property acquisitions and development costs related to the Slaughter Dean Project, $13,940,915 on property acquisitions and development related to the Azalea Properties, and $3,175,918 related to the Lett Acquired Properties.

The Partnership had working capital of $1,279,650 at June 30, 2011. The Partnership has expended $74,164,711 on the property acquisitions and development costs detailed above.  Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 Mcf of natural gas to 1 barrel of crude oil.

	For the three months ended June 30,		For the six months Ended June 30,
	2011	2010	2011	2010
Sales volumes:
Oil (Barrels)	16,836	18,687	32,380	32,204
Natural gas (Mcf)	36,648	51,482	77,717	95,576

Average sales prices received:
Oil (Barrels)	$82.84	$62.54	$78.32	$68.16
Natural gas (Mcf)	$4.15	$5.39	$5.04	$5.32

The estimated net proved crude oil and natural gas reserves as of June 30, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2011	749,366	1,179,527
June 30, 2010	694,403	1,559,466

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The Partnership had net income of $196,747 for the three month period ended June 30, 2011, compared to a net loss of $2,740,530 for the three month period ended June 30, 2010. The primary causes of this change were property impairment, depreciation, depletion, and amortization, general and administrative costs, and operating expenses.

The Partnership recognized impairment expense of $2,072,207 during the three month period ended June 30, 2010 compared to no impairment expense during the three month period ended June 30, 2011.  The impairment recognized during the three month period ended June 30, 2010 was primarily related to the Lett Acquired Properties, for which the quarterly ceiling test was calculated using prices that were the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10% for the entire life of these very long-lived properties, as opposed to using the prices in effect at the time of the transaction.  No impairment was necessary during the second quarter of 2011 as higher oil prices caused an increase in the discounted present value of the Partnership’s estimated future net cash flows from its reserves.

Depreciation, depletion and amortization decreased from $555,832 for the three month period ended June 30, 2010 to $282,654 for the three month period ended June 30, 2011. This decrease resulted from the combination of rising oil prices as well as lower property depletable basis between the two periods as a result of property impairment expense taken during 2010.  In periods of rising prices, the reserves that can be economically produced from a given well generally increase, which results in a lower depletion rate.

General and administrative costs incurred during the three month periods ended June 30, 2011 and 2010 decreased from $655,725 in 2010 to $377,607 in 2011. This decline is primarily due to decreased legal, audit, and professional fees resulting from the two property acquisitions that occurred during 2010, compared to no property acquisitions that have occurred during 2011.

Lease operating expenses decreased from $806,862 for the three month period ended June 30, 2010 to $538,058 for the three month period ended June 30, 2011.  The Partnership experienced a decline of approximately 29% in operating costs in the Slaughter Dean Field as a result of lower workover and repair and maintenance expenses as well as lower overhead charges related to the Azalea Acquired Properties.  These decreases were partially offset by increased expenses on the Lett Acquired Properties during the comparative quarters.

Partnership revenues totaled $1,546,637 for the three month period ended June 30, 2011 compared to $1,446,082 for the comparable period in 2010.  Overall, sales volumes decreased during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, due primarily to decreased production from the Slaughter Dean Field, the Azalea Acquired Properties, and the property sales described above.  Slaughter Dean volumes were at their highest levels during the second quarter of 2010, as a result of the production from the new wells drilled during the implementation of the Slaughter Dean Waterflood Project. Average crude oil prices increased by 32.5% and average natural gas prices decreased by 23.0% during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, resulting in an overall increase in revenues of approximately $100,600, or 7.0%, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, despite the drop in volumes. The recent property sales described above are expected to lead to reduced volumes during the remainder of 2011. In addition, oil prices have moved downward from the high point achieved during the second quarter of 2011, and the average price received for oil sold is expected to decrease in the third quarter.

Total other income and expense for the three month periods ended June 30, 2011 and 2010 decreased from income of $10,795 in 2010 to expense of $55,228 in 2011.  There was no interest income during the three month period ended June 30, 2011 due to the fact that the Partnership spent its remaining capital available during 2010 to acquire the Azalea Acquired Properties and the Lett Acquired Properties. On June 30, 2010, the Partnership borrowed $5,000,000 in connection with the purchase of the Lett Acquired Properties. During the three month period ended June 30, 2011, the Partnership incurred interest expense of $53,518 related to its borrowings described in Note 3 to the financial statements, compared to no interest expense during the first six months of 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The Partnership had a net loss of $4,412 for the six month period ended June 30, 2011, compared to a net loss of $5,178,177 for the six month period ended June 30, 2010. The primary causes of this change were property impairment, depreciation, depletion and amortization, and general and administrative costs as discussed below.

The Partnership recognized property impairment expense of $3,524,682 during the six month period ended June 30, 2010 compared to no impairment expense during the six month period ended June 30, 2011.  The impairment recognized during the six month period ended June 30, 2010 was primarily related to the Azalea Acquired Properties and the Lett Acquired Properties, for which the quarterly ceiling test was calculated using prices that were the 12-

month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10% for the entire life of these very long-lived properties, as opposed to using the prices in effect at the time of the transactions.  No impairment was necessary during the first six months of 2011 as higher oil prices caused an increase in the discounted present value of the Partnership’s estimated future net cash flows from its’ reserves.

Depreciation, depletion and amortization decreased from $1,149,688 for the six month period ended June 30, 2010 to $599,977 for the six month period ended June 30, 2011. This decrease resulted from the combination of rising oil prices as well as lower property depletable basis between the two periods as a result of property impairment expense taken during 2010.   In periods of rising prices, the reserves that can be economically produced from a given well generally increase, which results in a lower depletion rate.

General and administrative costs incurred during the six month periods ended June 30, 2011 and 2010 decreased from $1,792,023 in 2010 to $802,238 in 2011. This decrease is primarily due to the expensing of acquisition costs totaling approximately $730,000 related to the Azalea Acquired Properties and the Lett Acquired Properties that were incurred during the first six months of 2010. These two acquisitions also resulted in higher legal, audit, and professional fees incurred during the six month period ended June 30, 2010.

Partnership revenues totaled $2,927,680 for the six month period ended June 30, 2011 compared to $2,703,306 for the comparable period in 2010.  Oil sales volumes increased during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, primarily due to the Partnership’s purchase in June 2010 of the Lett Acquired Properties.  Approximately 92.5% of production from the Lett Acquired Properties consists of oil volumes.  The oil associated with the Lett purchase offset declines in production from the Partnership’s Slaughter Dean project, the Azalea Acquired Properties, and declines resulting from property sales as described above.  Gas volumes from the Slaughter Dean Field and the Azalea Acquired Properties declined from 2010 levels, leading to a decline in total sales volumes overall between periods. Average crude oil prices increased by 14.9% and average natural gas prices decreased by 5.3% during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010.  The increase in oil volumes and oil prices led to an overall increase in revenues of approximately $224,400, or 8.3%, for the six month period ended June 30, 2011 compared to the comparable period in 2010. The recent property sales described above are expected to lead to reduced volumes during the remainder of 2011.

Lease operating expenses decreased from $1,228,498 for the six month period ended June 30, 2010 to $1,200,087 for the six month period ended June 30, 2011. The decrease relates to lower workover and repair and maintenance expenses on the Slaughter Dean Field during 2011, as well as lower overhead charges related to the Azalea Acquired Properties.  These expense decreases were partially offset by increased expenses on the Lett Acquired Properties during the comparative quarters, as well as increased ad valorem taxes related to the interests acquired during 2010.

Production taxes increased from $165,985 for the six month period ended June 30, 2010 to $193,593 for the six month period ended June 30, 2011.  The increased oil sales attributable to the Lett Acquired Properties are located in California, and are subject to a higher tax rate. The Partnership experienced a rise in its California production, compared to losses in production from lower tax states such as Texas, where the Partnership’s Slaughter Dean project is located.

Total other income and expense for the six month periods ended June 30, 2011 and 2010 decreased from income of $12,184 in 2010 to expense of $114,382 in 2011.  There was no interest income during the six month period ended June 30, 2011 due to the fact that the Partnership spent its remaining capital available during 2010 to acquire the Azalea Acquired Properties and the Lett Acquired Properties. On June 30, 2010, the Partnership borrowed $5,000,000 in connection with the purchase of the Lett Acquired Properties. During the first six months of 2011, the Partnership incurred interest expense of $112,687 related to its borrowings described in Note 3 to the financial statements, compared to no interest expense during the first six months of 2010.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

10.11

Purchase and Sale Agreement, effective June 1,2011, between the Partnership. and Reef 2010 -A Income Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on August 2, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 15, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Daniel C. Sibley
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

10.11

Purchase and Sale Agreement, effective June 1,2011, between the Partnership. and Reef 2010 -A Income Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on August 2, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*Filed herewith