Form 10-Q
period 2011-09-30
Reef Oil & Gas Income & Development Fund III LP
filed 2011-11-14
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 14, 2011, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$607,680	$1,136,682
Accounts receivable	557,894	832,471
Accounts receivable from affiliates	36,130	105,094
Total current assets	1,201,704	2,074,247

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $61,908,344 and $61,089,909	12,557,199	14,318,440
Unproved properties	1,774,790	1,969,433
Net oil and gas properties	14,331,989	16,287,873

Deferred financing fees, net	42,307	—

Total assets	$15,576,000	$18,362,120

Liabilities and partnership equity

Current liabilities:
Accounts payable	$3,328	$47
Accrued liabilities	—	9,819
Current portion of long-term note payable	360,000	—
Total current liabilities	363,328	9,866

Long-term liabilities:
Note payable (Note 3)	1,495,000	4,750,000
Asset retirement obligation	1,799,055	903,946
Total long-term liabilities	3,294,055	5,653,946

Partnership equity (deficit)
General partners	6,919,497	7,336,215
Limited partners	5,011,446	5,348,414
Managing general partner	(12,326)	13,679
Partnership equity	11,918,617	12,698,308

Total liabilities and partnership equity	$15,576,000	$18,362,120

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Oil, gas and NGL sales	$1,350,349	$1,591,310	$4,278,030	$4,294,616

Costs and expenses:
Lease operating expenses	698,023	767,167	1,898,111	1,995,665
Production taxes	88,618	104,031	282,212	270,016
Depreciation, depletion and amortization	217,919	560,987	817,896	1,710,675
Accretion of asset retirement obligation	27,998	17,043	49,813	49,834
Property impairment	—	—	—	3,524,682
General and administrative	285,454	444,414	1,087,691	2,236,437
Total costs and expenses	1,318,012	1,893,642	4,135,723	9,787,309

Income (loss) from operations	32,337	(302,332)	142,307	(5,492,693)

Other income (expense):
Miscellaneous income	(31)	(16,573)	14	(7,559)
Interest income	—	269	—	3,439
Interest expense	(24,690)	(64,583)	(137,377)	(64,583)
Amortization of deferred financing fees	(5,769)	—	(7,509)	—
Total other income (expense)	(30,490)	(80,887)	(144,872)	(68,703)

Net income (loss)	$1,847	$(383,219)	$(2,565)	$(5,561,396)

Net loss per general partner unit	$(22.69)	$(449.17)	$(83.44)	$(6,169.10)
Net loss per limited partner unit	$(22.69)	$(449.17)	$(83.44)	$(6,169.10)
Net income (loss) per managing general partner unit	$2,452.15	$1,744.65	$7,975.01	$(9,279.51)

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(2,565)	$(5,561,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Plugging and abandonment costs paid from ARO	(14,342)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	817,896	1,710,675
Property impairment	—	3,524,682
Accretion of asset retirement obligation	49,813	49,834
Amortization of deferred financing fees	7,509	—
Changes in operating assets and liabilities:
Accounts receivable	274,577	(659,102)
Accounts receivable from affiliates	9,509	871,262
Prepaid expenses	—	(527)
Accounts payable	3,281	(550,245)
Accounts payable to affiliates	—	(236,121)
Accrued liabilities	(9,819)	(231,569)
Net cash provided by (used in) operating activities	1,135,859	(1,082,507)

Cash flows from investing activities
Proceeds from sale of oil and gas properties	3,059,455	—
Purchase of oil and gas properties	—	(18,124,415)
Property development	(1,002,374)	(2,945,856)
Net cash provided by (used in) investing activities	2,057,081	(21,070,271)

Cash flows from financing activities
Proceeds from note payable	—	5,000,000
Payment of note payable	(2,895,000)	—
Payment of deferred financing fees	(49,816)	—
Partner distributions	(777,126)	(686,571)
Net cash provided by (used in) financing activities	(3,721,942)	4,313,429

Net decrease in cash and cash equivalents	(529,002)	(17,839,349)
Cash and cash equivalents at beginning of period	1,136,682	18,243,848
Cash and cash equivalents at end of period	$607,680	$404,499

Supplemental cash flow disclosure:

Cash paid for interest expense on note payable	$137,377	$43,750

Supplemental disclosure of non-cash investing transactions:
Property additions included in accounts payable to affiliates	$—	$(12,606)
Additions to property and asset retirement obligation	$865,155	$747,138
Property additions related to Davric default	$—	$435,390

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2011, the Partnership recognized no property impairment expense of proved properties. During the three and nine month periods ended September 30, 2010, the Partnership recognized property impairment expense of proved properties totaling $0 and $3,524,682, respectively.

During the fourth quarter of 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean project by recognizing $53,166,873 of property impairment expense. At December 31, 2010 and September 30, 2011, unproved properties consist of non-operated, undrilled infill and offset drilling locations associated with certain working interests acquired from Azalea Properties Ltd. on January 19, 2010 by RCWI L.P., an affiliate of Reef, and assigned to the Partnership (the “Azalea Acquired Properties”). Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering drilling activity in the area of the unproved properties and other information.  Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2011 and 2010, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-

month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

During the quarter ended September 30, 2011, the Partnership began plugging operations on seven wells located in the Slaughter Dean Field. Approximately $14,342 of plugging and abandonment costs were applied against the Partnership’s asset retirement obligation shown on the accompanying balance sheet, and the remaining amount of approximately $62,000 was recorded as current cost and is classified as a lease operating expense on the accompanying statement of operations. As a result of these plugging and abandonment operations, the Partnership determined during the quarter that its estimated liability for the Slaughter Dean Field (approximately 145 wells) was understated, and, in that regard, the Partnership increased the basis of the Slaughter Dean Field wells by $860,878 and recorded additional asset retirement obligation of this amount as a change in estimate.

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2011 and the year ended December 31, 2010.

	Nine months ended September 30, 2011	Year ended December 31, 2010
Beginning asset retirement obligation	$903,946	$248,912
Additions related to new properties	4,277	668,800
Additions related to existing properties	860,878	—
Retirement related to property sales	(5,517)	(76,156)
Retirement related to property abandonment and restoration	(14,342)	—
Accretion expense	49,813	62,390
Ending asset retirement obligation	$1,799,055	$903,946

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at September 30, 2011 as it yields interest at rates currently available in the market.

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

On May 20, 2011, the Partnership entered into the First Amendment to Credit Agreement (“Amendment”) with TCB. Under the Amendment, the borrowing base was reduced to the Partnership’s outstanding balance of $4,100,000 effective May 20, 2011.  In addition, effective June 1, 2011, the borrowing base is reduced by $55,000 per month.  On May 24, 2011, the Partnership paid TCB fees of $43,500 in connection with the Amendment.  These fees have been capitalized as other non-current assets on the accompanying balance sheet and will be amortized over the term of the credit agreement.

During July 2011, the Partnership and TCB executed the Second Amendment to Credit Agreement (“Second Amendment”), which is effective as of June 30, 2011. Under the Second Amendment, the borrowing base was reduced to $1,945,000 as of June 30, 2011 and the Partnership made a principal payment of $2,100,000 to reduce the loan balance to this amount.  In addition, effective August 1, 2011, the borrowing base is reduced by $30,000 per month.  As such, the Partnership recognized $360,000 of the outstanding note payable as a current liability as of September 30, 2011 in the accompanying balance sheet.  During July 2011, the Partnership paid TCB fees of $6,316 in connection with the Second Amendment.  These fees have been capitalized as other non-current assets on the accompanying balance sheet and will be amortized over the term of the credit agreement.

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

At September 30, 2011, the Partnership was in compliance with the financial covenants under the Credit Agreement.

4. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of a working interest in a producing oil property located in the Slaughter Field in Cochran County, Texas (“the Slaughter Dean Project”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the nine month period ended September 30, 2011, RELP received $38,327 in drilling compensation. During the year ended December 31, 2010, RELP received $232,775 in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the three and nine month periods ended September 30, 2011, Reef and its affiliates received total reimbursements for direct costs of $72,967 and $284,193, respectively, and other documented out-of-pocket expenses of $700 and $1,429, respectively. During the three and nine month periods ended September 30, 2010, Reef and its affiliates received total reimbursements for direct costs of $113,735 and $331,891, respectively, and other documented out-of-pocket expenses of $1,770 and $8,472, respectively.

RELP receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During the three and nine month periods ended September 30, 2011 and 2010, RELP received $224,220 and $672,660, respectively, in administrative fees. Administrative fees are included in general and administrative expense in the financial statements. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2011 and December 31, 2010, RELP owed the Partnership $36,130 and $45,639, respectively, for net revenues processed in excess of joint interest, drilling compensation, direct and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

In December 2010, the Partnership sold its interests in certain oil and gas properties in the Lusk Field in Lea County, New Mexico, to Reef 2010 Drilling Fund, L.P., a Reef affiliate. These interests were sold primarily due to the planned or actual drilling of exploratory wells on the acreage involved.  In accordance with its stated objectives, the Partnership will not participate in exploratory drilling activities.  The sale included the Partnership’s interests in five existing wells, as well as the undeveloped acreage upon which an exploratory well is intended to be drilled.  The Partnership accepted a sales price of $59,455 in exchange for these interests, which was included in accounts receivable from affiliates on the balance sheet as of December 31, 2010.  The Partnership received the entire sales price of $59,455 in cash during the first quarter of 2011.  The Partnership recorded no gain or loss associated with this transaction.

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. The Partnership received $350,000 in cash in exchange for these interests.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P.  The Partnership received $2,650,000 in cash in exchange for these additional interests.  These sales transactions reduced the full cost pool of capitalized oil and gas properties.  The Partnership recorded no gain or loss associated with these transactions.

5. Commitments and Contingencies

None.

6.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2011 is detailed below:

For the three months ended September 30, 2011

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$21,995	$2,452.15
General partner	490.9827	(11,140)	$(22.69)
Limited partner	397.0172	(9,008)	$(22.69)
Total	896.9696	$1,847

For the nine months ended September 30, 2011

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$71,533	$7,975.01
General partner	490.9827	(40,970)	$(83.44)
Limited partner	397.0172	(33,128)	$(83.44)
Total	896.9696	$(2,565)

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

In December 2010, the Partnership sold its interests in certain oil and gas properties in the Granite Wash formation located in Wheeler County, Texas and Roger Mills County, Oklahoma, to Reef 2010 Drilling Fund, L.P., a Reef affiliate.  These interests were sold primarily due to the intended or actual drilling of exploratory wells on the acreage involved.  In accordance with its stated objectives, the Partnership will not participate in exploratory drilling activities. The sale included the Partnership’s interests in nine existing wells, as well as the undeveloped acreage on which additional wells are intended to be drilled.  The Partnership received a cash payment of $933,300 during December 2010 in exchange for these interests.  Approximately $478,981 of the sales price was received in exchange for undeveloped acreage, with the remaining $454,319 attributed to the existing wells.  The Partnership recorded no gain or loss associated with this transaction.

In December 2010, the Partnership sold its interests in certain oil and gas properties in the Lusk Field in Lea County, New Mexico, to Reef 2010 Drilling Fund, L.P., a Reef affiliate. These interests were sold primarily due to the planned or actual drilling of exploratory wells on the acreage involved.  In accordance with its stated objectives, the Partnership will not participate in exploratory drilling activities.  The sale included the Partnership’s interests in five existing wells, as well as the undeveloped acreage upon which an exploratory well is intended to be drilled.  The Partnership received $59,455 in exchange for these interests, which is included in accounts receivable from affiliates on the balance sheet as of December 31, 2010. This amount was paid in cash to the Partnership during the first quarter of 2011.  Approximately $1,800 of the sales price was received in exchange for undeveloped acreage, with the remaining $57,655 attributed to the existing wells.  The Partnership recorded no gain or loss associated with this transaction.

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to the same affiliate. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. The Partnership received $350,000 in cash in exchange for the interests sold in January and $2,650,000 for the interests sold in June.  The Partnership recorded no gain or loss associated with this transaction.

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of September 30, 2011.

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs
Purchase Existing Wells	$32,311,871	$—	$—	$32,311,871

New Wells
Producing Wells	26,587	28,360,100	—	28,386,687
Waterflood Injector Wells	—	5,149,620	—	5,149,620
Facilities	—	1,795,397	—	1,795,397

Existing Wells	—	—	6,926,008	6,926,008

Total	$32,338,458	$35,305,117	$6,926,008	$74,569,583

The Partnership has expended approximately $57.1 million (included in the expenditures shown in the table above) on the Slaughter Dean Project as of September 30, 2011.  At December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean Project by recognizing approximately $53.2 million of property impairment expense.  The Partnership continues to monitor the implementation of waterflood operations and daily production of total fluids (oil and water), which are less than the total water injected each day, to determine the cause of the underperformance of the waterflood operations.  The Partnership may gather additional data in order to determine whether alternate configurations of water injection wells may be more effective in producing a better waterflood response in the future, though such alternative configurations may be cost prohibitive to the Partnership to implement.  In the event that the Partnership determines, based on its monitoring activities, that additional or alternative configurations of water injection wells will not materially increase production from the Slaughter Dean Project, the Partnership may decide to continue waterflood operations without any changes.

With the acquisition of the Lett Acquired Properties, the Partnership has expended all of its available capital, and no additional property purchases are anticipated.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of September 30, 2011, the Partnership has expended $57,145,068 on property acquisitions and development costs related to the Slaughter Dean Project, $14,179,243 on property acquisitions and development related to the Azalea Properties, and $3,245,272 related to the Lett Acquired Properties.

The Partnership had working capital of $838,376 at September 30, 2011. The Partnership has expended $74,569,583 on the property acquisitions and development costs detailed above.  Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Sales volumes:
Oil (Barrels)	14,722	18,730	47,102	50,934
Natural gas (Mcf)	11,422	79,556	89,139	175,132

Average sales prices received:
Oil (Barrels)	$88.60	$67.81	$81.53	$68.03
Natural gas (Mcf)	$4.03	$4.04	$4.91	$4.74

The estimated net proved crude oil and natural gas reserves as of September 30, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2011	761,816	1,177,383
September 30, 2010	707,161	1,527,998

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The Partnership had net income of $1,847 for the three month period ended September 30, 2011, compared to a net loss of $383,219 for the three month period ended September 30, 2010. The primary causes of this change were reductions in property depreciation, depletion, and amortization, and in general and administrative costs.

Depreciation, depletion and amortization decreased from $560,987 for the three month period ended September 30, 2010 to $217,919 for the three month period ended September 30, 2011. This decrease resulted primarily from the lower property depletable basis between the two periods which resulted from selling a portion of the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P during the first and second quarter of 2011, combined with rising oil prices.  In periods of rising prices, the reserves that can be economically produced from a given well generally increase, which results in a lower depletion rate.

General and administrative costs incurred during the three month periods ended September 30, 2011 and 2010 decreased from $444,414 in 2010 to $285,454 in 2011. This decline is primarily due to decreased direct costs, acquisition costs and legal fees related to the Lett Property Acquisition that occurred during 2010, compared to no such costs related to property acquisitions during 2011.

Partnership revenues totaled $1,350,349 for the three month period ended September 30, 2011 compared to $1,591,310 for the comparable period in 2010.  Overall, sales volumes decreased during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010, due primarily to decreased production from the Azalea Acquired Properties and the Lett Acquired Properties, and due to the sales of a portion of the Thums Long beach Unit completed during the first and second quarters of 2011 as described above.   As a result of the sales price for crude oil rising by 30.7%, to an average price of $88.60 per Bbl for the three month period ended September 30, 2011, compared to an average price of $67.81 for the three month period ended September 30, 2010, the overall decline in sales revenues was $240,961, or 15.1% on a comparative basis. Gas prices were stable on a comparative basis. While the Partnership is currently involved in some drilling activity, the recent property sales described above are expected to lead to reduced volumes during the remainder of 2011. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages

Lease operating expenses decreased from $767,167 for the three month period ended September 30, 2010 to $698,023 for the three month period ended September 30, 2011.  Workover expenses and overhead charges related to the Azalea Acquired Properties decreased during the comparative periods.  These decreases were partially offset by increased expenses on the Lett Acquired Properties, as well as increased costs in the Slaughter Dean Field as a result of the plugging and abandonment expenses incurred during the three month period ended September 30, 2011.

Total other income and expense for the three month periods ended September 30, 2011 and 2010 decreased from expense of $80,887 in 2010 to expense of $30,490 in 2011.  Interest expense decreased from $64,583 during the three month period ended September 30, 2010 to $24,690 during the three month period ended September 30, 2011 due to the Partnership’s payment of principal on its note payable.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The Partnership had a net loss of $2,565 for the nine month period ended September 30, 2011, compared to a net loss of $5,561,396 for the nine month period ended September 30, 2010. The primary causes of this change were reductions in property impairment, depreciation, depletion and amortization, and in general and administrative costs as discussed below.

The Partnership recognized property impairment expense of $3,534,682 during the nine month period ended September 30, 2010 compared to no impairment expense during the nine month period ended September 30, 2011.  This impairment was primarily related to the Azalea Acquired Properties and the Lett Acquired Properties, for which the quarterly ceiling test was calculated using prices that were the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10% for the entire life of these very long-lived properties, as opposed to using the prices in effect at the time of the transactions.  No impairment was necessary during the first nine months of 2011 as higher oil prices caused an increase in the discounted present value of the Partnership’s estimated future net cash flows from its’ reserves.

Depreciation, depletion and amortization decreased from $1,710,675 for the nine month period ended September 30, 2010 to $817,896 for the nine month period ended September 30, 2011. This decrease resulted from the lower property depletable basis between the two periods resulting from the property impairment taken during 2010, as well as the selling of a portion of the Thums Long beach Unit to Reef Oil & Gas 2010-A Income Fund during the first and second quarters of 2012, combined with rising oil prices.  In periods of rising prices, the reserves that can be economically produced from a given well generally increase, which results in a lower depletion rate.

General and administrative costs incurred during the nine month periods ended September 30, 2011 and 2010 decreased from $2,236,437 in 2010 to $1,087,691 in 2011. This decrease is primarily due to the expensing of acquisition costs totaling approximately $791,100 related to the Azalea Acquired Properties and the Lett Acquired Properties that were incurred during the first nine months of 2010. These two acquisitions also resulted in higher legal, audit, and professional fees during the nine month period ended September 30, 2010.

Partnership revenues totaled $4,278,030 for the nine month period ended September 30, 2011 compared to $4,294,616 for the comparable period in 2010.  Sales volumes decreased by approximately 23.3% during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, primarily due to natural declines in production from the Partnership’s Slaughter Dean project and Azalea Acquired Properties, and declines resulting from the sale of a portion of the Thums Long Beach Unit completed during the first and second quarters of 2011 as described above.  Because the sales prices for crude oil and natural gas rose by 19.8%, and 3.6%, respectively during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010, the overall decline in sales revenues was only $16,586, or 0.4% on a comparative basis. While the Partnership is currently involved in some drilling activity, the recent property sales described above are expected to lead to reduced volumes during the remainder of 2011. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages.

Lease operating expenses decreased from $1,995,665 for the nine month period ended September 30, 2010 to $1,898,111 for the nine month period ended September 30, 2011. The decrease relates to lower workover expenses and overhead charges related to the Azalea Acquired Properties, as well as lower repair and maintenance expenses on the Slaughter Dean Field during 2011.  These expense decreases were partially offset by increased expenses on the Lett Acquired Properties during the comparative quarters.

Total other income and expense for the nine month periods ended September 30, 2011 and 2010 increased from expense of $68,703 in 2010 to expense of $144,872 in 2011.  There was no interest income during the nine month period ended September 30, 2011 due to the fact that the Partnership spent its remaining capital available during 2010 to acquire the Azalea Acquired Properties and the Lett Acquired Properties. On June 30, 2010, the Partnership borrowed $5,000,000 in connection with the purchase of the Lett Acquired Properties. During the first nine months of 2011, the Partnership incurred interest expense of $137,377 related to its borrowings described in Note 3 to the financial statements, compared to $64,583 of interest expense which was solely incurred during the third quarter of 2010.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

10.11

Purchase and Sale Agreement, effective June 1, 2011, between the Partnership and Reef 2010 -A Income Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on August 2, 2011).

10.12

First Amendment to the Credit Agreement dated May 20, 2011 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on May 23, 2011).

10.13

Second Amendment to the Credit Agreement dated June 30, 2011 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on August 2, 2011).

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 14, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ Daniel C. Sibley
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

10.11

Purchase and Sale Agreement, effective June 1, 2011, between the Partnership and Reef 2010 -A Income Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K, as filed with the SEC on August 2, 2011).

10.12

First Amendment to the Credit Agreement dated May 20, 2011 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on May 23, 2011).

10.13

Second Amendment to the Credit Agreement dated June 30, 2011 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K, as filed with the SEC on August 2, 2011).

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