Form 10-K
period 2011-12-31
Reef Oil & Gas Income & Development Fund III LP
filed 2012-03-30
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

(972) 437-6792

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

As of March 30, 2012, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

The Partnership initially purchased a working interest in a producing oil property located in the Slaughter Field in Cochran County, Texas, approximately 50 miles southwest of Lubbock, Texas (the “Slaughter Dean Project”), in January 2008.  The property was purchased for a waterflood development project that was completed during 2010,   as detailed in the section below entitled “Property Acquisition and Development”.  On all properties purchased by the Partnership, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but does not expect to engage in exploratory drilling for unproved reserves, should acreage purchased by the Partnership be deemed to contain unproved drilling locations.  Drilling locations for unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef.

In instances where the Partnership’s percentage ownership of a property is large enough, Reef Exploration, L.P., an affiliate of Reef (“RELP”), serves as the property’s operator. RELP serves as operator of the Slaughter Dean Project (as more fully described under “Property Acquisition and Development” below). The relationship among RELP and the third party working interest owners in the Slaughter Dean Project is governed by two operating agreements.  One operating agreement (the “Sierra-Dean Operating Agreement”) is between the Partnership, RELP and Sierra-Dean Production Company, LP (referred to herein as “Sierra-Dean” or “Seller”).  The other operating agreement (the “Davric Operating Agreement”) is between the Partnership, RELP and Davric Corporation (“Davric”).  For further information on each of these operating agreements, see “Summary of Material Contracts — Operating Agreements” below.

In January 2010, the Partnership entered into a Purchase and Sale Agreement (the “RCWI Agreement”) with RCWI, L.P. (“RCWI”), an affiliate of Reef, to purchase certain working interests in oil and gas properties (“Azalea Acquired Properties”) represented by leases, covering more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas.  The Partnership acquired minority working interests in each of these properties, which are operated by more than 100 different operators, none of which are affiliates of Reef.  For further information on the RCWI Agreement, see “Summary of Material Contracts — RCWI Agreement” below.

In June 2010, the Partnership acquired certain working interests in proved developed oil and gas properties (“Lett Acquired Properties”) located in the Thums Long Beach Unit, which include approximately 870 producing wells and 485 injection wells.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  The acquired working interests are minority interests in the unit, and the Thums Long Beach Unit is not operated by Reef or any of Reef’s affiliates. For further information on the Lett Acquired Properties, see “Summary of Material Contracts — Lett Purchase Agreement” below.

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

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to the same affiliate. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. These interests were sold primarily in order for the Partnership to pay down its debt obligations under the Partnership’s credit agreement. The Partnership received $350,000 in cash in exchange for the interests sold in January and $2,650,000 for the interests sold in June.  The Partnership recorded no gain or loss associated with these transactions.

Property Acquisition and Development

Slaughter Dean Project

The Slaughter Dean Project consists of approximately 6,700 acres and produces from the San Andres formation at depths from 5,000 to 5,500 feet.  The major portions of the Slaughter Dean Project were previously unitized for waterflood operations. During the period from 2008 through 2010, RELP, on behalf of the Partnership and other working interest owners, performed additional developmental work within the Slaughter Dean Project in an attempt to increase the ultimate recovery of crude oil and natural gas from the field.  The Slaughter Dean Project is divided into two units and one non-unitized lease known as (i) the Dean Unit, (ii) the Dean “B” Unit, and (iii) the Dean “K” lease, respectively.  Developmental activity was focused in the Dean “B” Unit. Several existing productive wells were converted into water injection wells, unit spacing was changed from 40 acres per well to 20 acres per well, and new production and injection wells were drilled within the unit.  Some inactive waterflood injection wells and marginal producing wells were also converted to waterflood injection wells. New injection pumps were installed which enabled the unit to approximately triple its water injection capacity to over 6,000 barrels of water per day, in an attempt to pressurize the reservoir via water fillup.  The development work was performed during 2008 and 2009, and the additional injection capacity was added during the first quarter of 2010.

The Partnership purchased an initial 41% working interest from Sierra-Dean in the Slaughter Dean Project in January 2008.  Under the terms of the purchase agreement (the “Slaughter Dean Purchase Agreement”), the Partnership earns additional working interest based on the amount the Partnership spends developing the Slaughter Dean Project through January 2013.  In general, the Slaughter Dean Purchase Agreement requires the Partnership to pay 82% of all drilling, development and repair costs (including amounts allocable to the 41% working interest initially retained by the Seller), and the Seller conveys additional working interest to the Partnership each month as payment of its share of such costs.  See “Summary of Material Contracts — Slaughter Dean Purchase Agreement” below for additional information.  In a separate transaction in May 2008, the Partnership purchased an 11% working interest in the Slaughter Dean Project from another working interest owner.  See “Summary of Material Contracts - Davric Assignment” below for additional information. As of December 31, 2011, the Partnership owned approximate working interests of 75.7%, 75.5%, and 78.9% and approximate revenue interests of 64.6%, 59.9%, and 53.5% in the Dean Unit, Dean “B” Unit, and Dean “K” Lease, respectively.

During 2008, the Partnership drilled twenty-five new developmental oil wells and three new waterflood injection wells, and worked over and stimulated four old producing oil wells in the Slaughter Dean Project.  During the year ended December 31, 2009, the Partnership drilled five additional new oil wells and two additional new waterflood injection wells, and converted twenty-two old oil producing wells to waterflood injection wells.   The Partnership also repaired, replaced and expanded water pumping and injection facilities and capacity.  During the year ended December 31, 2010, the Partnership installed an additional injection pump to increase injection volume. Prior to the Partnership’s purchase of the Slaughter Dean Project, only the water produced with the crude oil was being injected back into the oil producing formation.  Currently, approximately 6,300 barrels of water are being injected back into the oil producing formation per day.  The gradual filling of the productive formation via this enhancement of waterflooding was designed to loosen and force out additional oil. The actual results to date of the additional developmental work have not produced the desired production of additional oil.  The Slaughter Dean Project was producing approximately 105 barrels of crude oil and 4,600 barrels of water per day as of December 30, 2011, compared to approximately 110 barrels of crude oil and 4,300 barrels of water per day as of December 31, 2010.

During the year ended December 31, 2010, the Slaughter Dean Project experienced periodic, small increases in production. The waterflood activities described above reduced the rate of decline in oil production. However, the waterflood activity has not increased crude oil production as desired.  Although significant crude oil reserves may remain in the reservoir, the effort to increase the waterflood response was determined to be unlikely to be effective in materially increasing the recovery of those reserves, based upon the results during 2010.  The Partnership re-evaluated its unproved reserves associated with the development and enhancement of waterflood operations based on data obtained from the operations of the Slaughter Dean Project to determine what quantities of crude oil and natural gas reserves the Partnership could reasonably expect to recover from this reservoir under current economic and operating conditions. Based upon this analysis, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean Project of $53,166,873 as of December 31, 2010.

RELP continued to monitor the waterflood operations and daily production of total fluids (oil and water) during 2011. No further developmental activities were performed during 2011. Though the total water injection on a daily basis exceeds the fluids being removed from the reservoir, no noticeable increase in pressure or fluid production has been observed. During March and April 2012, RELP plans to run injection profile logs on five of the current water injection wells at an expected cost of approximately $33,000 to the Partnership’s interest. The purpose of the logs is to aid in determining if there is any work that might be performed on the injection wells to try and improve the waterflood pattern performance. Alternative configurations may be cost prohibitive for the Partnership to implement.  In the event that the Partnership determines, based on its monitoring activities, that additional or alternative configurations of water injection wells will not materially increase production from the Slaughter Dean Project, the Partnership may decide to continue waterflood operations without any changes.  The Partnership has expended approximately $57,132,592 and $56,940,350 on the Slaughter Dean Project as of December 31, 2011 and December 31, 2010, respectively.

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

Subsequently, RCWI entered into the RCWI Agreement with the Partnership dated January 19, 2010 to sell portions of the working interests acquired from Azalea Properties Ltd. to the Partnership.  The Partnership acquired 61% of the working interests initially acquired by RCWI from Azalea Properties Ltd. for a purchase price of $13,182,171 in cash subject to post-closing adjustments.  RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The Azalea Acquired Properties cover more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and include undrilled infill and offset acreage.  The acquired working interests are minority non-operated interests.  The properties are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef. Approximately $10.7 million of the purchase price was associated with proved developed reserves.

On June 15, 2010, Reef Oil & Gas Income and Development Fund IV (“Income Fund IV”) paid $1,252,844 to Azalea Properties Ltd. for the post closing settlement related to the Side Letter Agreements. The Partnership reimbursed Income Fund IV $764,235 for its 61% of the post closing settlement amount. The entire post closing settlement was associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

Lett Acquired Properties

On June 23, 2010, RCWI entered into a Purchase and Sale Agreement (the “Lett Purchase Agreement”) with Lett Oil & Gas, L.P. for working interests in certain proved developed oil and gas properties owned by Lett Oil & Gas, L.P. for a purchase price of $6,000,000.  The Lett Acquired Properties are located in the Thums Long Beach Unit and include approximately 870 producing wells and 485 injection wells.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  The oil and gas property interests included in the purchase transaction were acquired by RCWI for benefit of the Partnership and were assigned directly to the Partnership at closing pursuant to an Assignment, Conveyance and Bill of Sale dated June 30, 2010, but effective June 1, 2010. Revenues and expenses related to June 2010 are treated as a purchase price adjustment.

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

Sales of Interests — Thums Long Beach Unit

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to the same affiliate. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. These interests were sold primarily in order for the Partnership to pay down its debt obligations under the Partnership’s credit agreement. The Partnership received $350,000 in cash in exchange for the interests sold in January and $2,650,000 for the interests sold in June.  The Partnership recorded no gain or loss associated with these transactions.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues.  During the year ended December 31, 2011, one marketer and one operator accounted for 34.9% and 29.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2010, one marketer and one operator accounted for 39.5% and 20.8% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, one marketer accounted for all of the Partnership’s crude oil revenues, and one marketer accounted for all of the Partnership’s natural gas revenues. During 2009, the Partnership’s only oil and gas property was the Slaughter Dean Project located in Cochran County, Texas. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

RELP has obtained various insurance policies, as described below, and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors. In the exercise of its fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production. Reef reviews the Partnership’s insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. Reef has obtained and maintained, and will continue to maintain, umbrella liability insurance coverage for the Partnership equal to the lesser of at least $50,000,000 or twice the capitalization of the Partnership, and in no event will the Partnership maintain public liability insurance of less than $10,000,000. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as it deems appropriate under the circumstances, which may vary materially.

Reef and RELP are the beneficiaries under each policy and pay the premiums for each policy.  The Partnership is a named insured under all insurance policies carried by RELP.  Insurance premiums are broken down on a well-by-well basis and billed through an inter-company charge to the Partnership, as well as other Reef-sponsored partnerships, based upon the premiums charged by the insurance carrier for the specific wells in which the Partnership owns a working interest. Should a claim arise related to a property owned by the Partnership, the Partnership will be reimbursed for any amounts payable under such insurance coverage through a credit to the inter-company account balance. The inter-company balance between RELP and the Partnership is settled on at least a quarterly basis.  However, in the event of a large insurance reimbursement being payable to the Partnership, the inter-company balance would be settled earlier, within a reasonable time after receipt of the insurance proceeds.

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

Competition

There are thousands of oil and natural gas companies in the United States. Competition is strong among persons and entities involved in the acquisition of producing oil and gas properties, as well as the exploration for and production of crude oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5% of supply.  As a result of deregulation of the natural gas industry enacted by Congress and the Federal Energy Regulatory Commission (“FERC”), natural gas prices are generally determined by competitive market forces.  Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive market forces.

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

The Dean Unit, the Dean “B” Unit and the Dean “K” Lease collectively are referred to as the Slaughter Dean Project.  The Slaughter Dean Project contains approximately 6,700 acres.  The Partnership had an initial 41.0% working interest in each of the Dean Unit and the Dean “B” Unit and had an initial net revenue interest of 35.5% and 32.5 % in these two units, respectively.  In other words, the Dean Unit and the Dean “B” Unit are subject to royalty interests and overriding royalty interests of approximately 13.5% and 20.8%, respectively.  The Partnership initially owned a 50.0% working interest (with a 33.9% net revenue interest) in the Dean “K” Lease.  The Dean “K” Lease accounts for approximately 5.3% of the combined value of the Slaughter Dean Project.

The Partnership has since acquired substantial additional interests in the Project pursuant to the Slaughter Dean Purchase Agreement by advancing the funds necessary to pay the Seller’s share of certain development and other costs associated with the Slaughter Dean Project.  The Partnership pays these costs on behalf of the Seller, and the Seller conveys additional working interests in the Slaughter Dean Project to the Partnership through January 2013.  The acquisition of additional working interests in the Dean Unit and the Dean “B” unit is based upon the following formula:

82%	x	$11,500,000 + Partnership’s Capital Expended on Development

$23,000,000 + Seller’s and Partnership’s Capital Expended on Development

The above written formula gives the total amount of working interest held by the Partnership in the two largest units comprising the Slaughter Dean Project, the Dean Unit and the Dean “B” Unit.  It is recalculated each month based on the Partnership’s expenditures, and the Partnership’s working interest is accordingly adjusted monthly.  Thus, the Partnership’s working interest is subject to increases and the Seller’s working interest is subject to decreases through January 2013.  To determine the additional working interest acquired by the Partnership in the Dean “K” Lease, the fraction is multiplied by 100%, instead of 82%.  Substantially all development activity that would lead to adjustments in the working interests of the Partnership and the Seller was complete as of December 31, 2010.

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

As a result of the Slaughter Dean Purchase Agreement and the Davric Assignment and the additional interests acquired from the Seller as a result of expenditures paid by the Partnership regarding the Seller’s interest pursuant to the Slaughter Dean Purchase Agreement, as of December 31, 2011 and December 31, 2010, the Partnership owned the approximate interests shown as follows:

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

Subsequently, RCWI entered into the RCWI Agreement, dated January 19, 2010, to sell portions of the working interests acquired from Azalea Properties Ltd. to the Partnership.  The Partnership acquired 61% of the working interests initially acquired by RCWI from Azalea Properties Ltd. for a purchase price of $13,182,171 in cash subject to post-closing adjustments.  RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The Azalea Acquired Properties cover more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and include undrilled infill and offset locations.  The acquired working interests are all minority non-operated interests.  The properties are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef. Approximately $10.7 million of the purchase price was associated with proved developed reserves.

On June 15, 2010, Income Fund IV, an affiliate of Reef, paid $1,252,844 to Azalea Properties Ltd. for the post closing settlement related to the Side Letter Agreements. The Partnership reimbursed Income Fund IV $764,235 for its 61% of the post closing settlement amount. The entire post closing settlement was associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

Lett Purchase Agreement

On June 23, 2010, RCWI entered into the Lett Purchase Agreement for working interests in certain proved developed oil and gas properties owned by Lett Oil & Gas, L.P. for a purchase price of $6,000,000.  The Lett Acquired Properties are located in the Thums Long Beach Unit and include approximately 870 producing wells and 485 injection wells.  The entire $6,000,000 purchase price was associated with proved developed reserves. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.   The oil and gas property interests included in the purchase transaction were acquired by RCWI for benefit of the Partnership and were assigned directly to the Partnership at closing pursuant to an Assignment, Conveyance and Bill of Sale dated June 30, 2010, but effective June 1, 2010. Revenues and expenses related to June 2010 are treated as a purchase price adjustment.

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

Net proceeds from the sale of units in the Partnership were used to acquire interests in the Slaughter Dean Project and execute the waterflood operations work plan, including drilling new oil wells within the Slaughter Dean Project and providing necessary production equipment and facilities to service such oil and gas wells.  Net proceeds from the sale of units in the Partnership were also used in connection with the acquisition of the Azalea Acquired Properties in January 2010. However, the Partnership borrowed $5,000,000 from a bank in connection with the acquisition of the Lett Acquired Properties in June 2010.  As of December 31, 2011, the outstanding balance was $1,765,000.  Although there are no plans at this time to do so, certain costs of operations may also be financed through partnership borrowings and through utilization of partnership revenues obtained from production, the sale of producing or non-producing reserves, the sale of net profits interests or other operating or non-operating interests in properties, or other methods of financing.  If these methods of financing should prove to be unavailable or insufficient to maintain the desired level of operations for the Partnership, operations could be continued through farmout arrangements with third parties (including affiliated partnerships) or the sale of net profits interests or other operated or non-operating interests in properties.  This could result in the Partnership giving up a substantial interest in crude oil and natural gas reserves.  If the Partnership sells net profits interests in properties, the Partnership will incur costs that it cannot recover from the holders of the net profits interests, except from future revenues, if any, relating to such properties.  The effect of borrowing or other financing could be to increase funds available to the Partnership, but also could be to reduce cash available for distributions to the extent cash is used to repay borrowings, or to reduce reserves if properties are farmed out or interests in the properties are sold.

The Partnership’s insurance coverage may be inadequate.

The Partnership’s operations will be subject to all of the operating risks normally associated with producing crude oil and natural gas, such as blow-outs and pollution, which could result in the Partnership incurring substantial liabilities or losses.  Although the Partnership Agreement provides for the securing of such insurance as Reef deems necessary and appropriate, certain risks are uninsurable and others may be either uninsured or only partially insured because of high premium costs or other reasons.  In the event the Partnership incurs uninsured losses or liabilities, the Partnership’s funds available for Partnership purposes may be substantially reduced or lost completely, and non-Reef general partners may be jointly and severally liable for such amounts.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 77.7% of the Partnership’s estimated proved reserves at December 31, 2011 were crude oil, and, as a result, financial results are more sensitive to fluctuations in crude oil prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of crude oil and natural gas, has no hedges in place at December 31, 2011. Accordingly, the Partnership is at risk for the volatility in crude oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

A global economic downturn could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which had an adverse impact on demand and pricing for crude oil and natural gas. Another downturn similar to that experienced in 2008 and 2009 could lead to a similar negative impact on crude oil and natural gas prices or reduced demand for crude oil and natural gas that could have a significant impact on the Partnership’s operating cash flows and profitability. Declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

Titles to the Partnership’s interest in the leases for the Slaughter Dean Project and the Thums Long Beach Unit are held in the name of the Partnership.  Under the RCWI Agreement, title to the Azalea Acquired Properties is held temporarily in the name of RCWI.  When the Partnership acquires additional properties, title to those properties may be held temporarily in Reef’s name or in the name of one or more of Reef’s affiliates as nominee for the Partnership in order to facilitate the acquisition of properties by the Partnership and for other valid purposes. When this is the case, the Partnership runs the risk that the transfer of title could be set aside in the event of the bankruptcy of the party holding title.  In this event, title to the leases and the wells would revert to the creditors or trustee, and the Partnership would either recover nothing or only the amount paid for the leases and the cost of drilling the wells.  Assigning the leases to the Partnership after the wells are drilled and completed, however, will not affect the availability of the tax deductions for intangible drilling costs since the Partnership will have an economic interest in the wells under the drilling and operating agreement before the wells are drilled.  See “ITEM 2.  PROPERTIES — Title to Properties.”

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2011 are based upon the 12-month un-weighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

Drilling, Waterflood Development Activities and Productive Wells

The Slaughter Dean Project included approximately 70 wells producing or capable of producing crude oil at the time of the Partnership’s acquisition in January 2008.  The initial plan for the development and expansion of the waterflood on the Slaughter Dean Project (which was adjusted from time to time depending on information learned during the implementation of the work plan) was to (i) drill approximately 30 new oil wells, (ii) convert approximately 23 of the already-producing oil wells to waterflood injection wells to support the new, denser waterflood pattern, (iii) drill approximately 5 new waterflood injection wells, (iv) workover or clean out approximately 5 of the already-producing wells to improve their operation, and (v) repair and enhance the pumps and water injection system to increase its capacity and resume water injection operations.  During 2008, the Partnership (a) drilled 25 new oil wells, (b) drilled 3 new water injector wells, and (c) worked over four already-producing oil wells.  During 2009, the Partnership (1) drilled five new oil wells, (2) converted 22 previously productive oil wells to waterflood injection wells, (3) drilled 2 new water injection wells, and (4) worked over 1 already-producing well.  During 2010, the Partnership installed an additional injection pump to increase injection volume. The Partnership has also repaired, replaced, and expanded water pumping and injection facilities and capacity.

The drilling of new waterflood injection wells and the conversion of a number of old already-producing oil wells to waterflood injection wells was intended to increase the productivity of the Project as a whole.  The Partnership is currently injecting approximately 6,300 barrels of water per day back into the oil producing formation. The gradual filling of the productive formation via this enhancement of waterflooding was designed to loosen and force out additional oil, thereby increasing the ultimate recovery of crude oil and natural gas in the Slaughter Dean project.

During the year ended December 31, 2010, the Slaughter Dean Project experienced periodic, small increases in production. The waterflood activities described above reduced the rate of decline in oil production. However, the waterflood activity has not increased crude oil production as desired.  Although significant crude oil reserves may remain in the reservoir, the efforts to increase the waterflood response was determined to be unlikely to be effective in materially increasing the recovery of those reserves, based upon the results during 2010.  The Partnership re-evaluated its unproved reserves associated with the development and enhancement of waterflood operations based on data obtained from the operations of the Slaughter Dean Project to determine what quantities of crude oil and natural gas reserves the Partnership can reasonably expect to recover from this reservoir under current economic and operating conditions. Based upon this analysis, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean Project of $53,166,873 as of December 31, 2010.

RELP has continued to monitor the waterflood operations and daily production of total fluids (oil and water) during 2011. Though the total water injection on a daily basis exceeds the fluids being removed from the reservoir, no noticeable increase in pressure or fluid production has been observed. During March and April 2012, RELP plans to run injection profile logs on five of the current water injection wells at an expected cost of approximately $33,000 to the Partnership’s interest. The purpose of the logs is to aid in determining if there is any work that might be performed on the injection wells to try and improve the waterflood pattern performance. Alternative configurations may be cost prohibitive to the Partnership to implement.  In the event that the Partnership determines, based on its monitoring activities, that additional or alternative configurations of water injection wells will not materially increase production from the Slaughter Dean Project, the Partnership may decide to continue waterflood operations without any changes.  The Partnership has expended approximately $57,132,592 and $56,940,350 on the Slaughter Dean Project as of December 31, 2011 and December 31, 2010, respectively.

The Partnership also owns non-operated minority working interests in the Azalea Acquired Properties and the Lett Acquired Properties, which consist of over 400 properties and more than 1,400 wells located in twelve states, which were acquired in two separate purchases completed during 2010.  The largest property purchased in the Azalea Acquired Properties is an interest in the Thums Long Beach Unit, which is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  Thums Long Beach has produced more than 930 million barrels of oil equivalent (natural gas production is converted to equivalent barrels of oil at a rate of 6 MCF to 1 barrel of oil) from the Wilmington Field, and it is estimated it has in excess of 100 million barrels of oil equivalent remaining to be produced using current costs and pricing as of December 31, 2011. Thums Long Beach derived its name from the property’s original shareholders, Texaco, Humble, Union, Mobil and Shell. Thums Long Beach has been an agent of Occidental Long Beach, a subsidiary of Occidental Petroleum, since it was acquired in 2000.  The only property acquired in the Lett Acquired Properties was an additional interest in the Thums Long Beach Unit.

The Azalea Acquired Properties included interests in infill and offset drilling locations.  During 2010, the Partnership, in two separate transactions, sold its interests in certain oil and gas properties located in Wheeler County, Texas, in Roger Mills County, Oklahoma, and in Lea County, New Mexico to Reef 2010 Drilling Fund, L.P., a Reef affiliate.  These interests were sold primarily due to the intended drilling of new wells on the acreage involved that were considered to be exploratory wells.  The Partnership Agreement states that the Partnership will not participate in exploratory drilling activities. The sale included the Partnership’s interests in fourteen existing wells, as well as the undeveloped acreage on which the exploratory wells were to be drilled.  The Partnership received $992,755 in exchange for these interests. Approximately $480,781 of the sales price was received in exchange for undeveloped acreage, with the remaining $511,974 attributed to the existing wells.  At December 31, 2010, $59,455 of this amount was included in accounts receivable from affiliates on the balance sheet.  This amount was received by the Partnership during the first quarter of 2011. The Partnership recorded no gain or loss associated with these transactions.

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to the same affiliate. These interests were sold primarily in order for the Partnership to pay down its debt obligations under the Partnership’s credit agreement. The Partnership received $350,000 in cash in exchange for the interests sold in January and $2,650,000 for the interests sold in June.  The Partnership recorded no gain or loss associated with this transaction.

The Partnership does not expect to purchase interests in any additional properties. The Partnership evaluates, on a case by case basis, proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with the Azalea Acquired Properties, and agrees to participate or declines to participate in such additional drilling based upon its evaluations of such proposals. Should the Partnership receive proposals for new wells that are classified as exploratory wells, the Partnership may sell the acreage, along with any currently productive wells on the lease, to other Partnerships affiliated with Reef and RELP.

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

Proved reserves do not include any additional reserves associated with the Slaughter Dean Project.  The costs associated with the developmental project and estimated additional reserves associated with the Slaughter Dean Project are classified as unproved prior to achieving an initial response to the developmental work. At December 31, 2010, based upon the lack of response to the developmental work, the Partnership recognized impairment of unproved properties totaling $53,166,873 related to the Slaughter Dean Project.  Proved reserves do include the estimated reserves expected to be produced from the Slaughter Dean Field using current prices and costs.

The estimated net proved crude oil and natural gas reserves at December 31, 2011, 2010, and 2009 are summarized below.  The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2009	114,400	66,060
Net proved reserves as of December 31, 2010	838,200	1,217,840
Net proved reserves as of December 31, 2011	679,860	1,172,750

The standardized measure of discounted future net cash flows as of December 31, 2011, 2010, and 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2009	$2,372,800
Standardized measure of discounted future net cash flows as of December 31, 2010	$14,318,440
Standardized measure of discounted future net cash flows as of December 31, 2011	$16,035,470

During the years ended December 31, 2011, 2010 and 2009, the Partnership recorded property impairment costs of proved properties totaling $0, $4,777,151, and $668,430 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.  During the year ended December 31, 2010, the Partnership recorded property impairment costs of unproved properties totaling $53,166,873 based on its evaluation of the data obtained from the waterflood operations of the Slaughter Dean Project.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2011 and 2010 reserve estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2011 and 2010.  The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  FGA is an independent firm of petroleum engineers and geologists.  They do not own an interest in any of our properties, and are not employed on a contingent fee basis.  FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

The Partnership used an independent petroleum engineer, William M. Cobb & Associates of Dallas, Texas, to prepare its December 31, 2009 estimates of net proved crude oil and natural gas reserves.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Bucky Pauling, Geological Engineering Analyst for RELP, is the technical person at RELP primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Pauling has over five years of industry experience in oil and gas operations and is an active member of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

Title to Properties

Title to the Partnership’s interest in the leases for the Slaughter Dean Project, the Thums Long Beach Unit, and certain Azalea Acquired Properties is held in the name of the Partnership.  Under the RCWI Agreement, title to properties is temporarily held in the name of RCWI. Upon acquiring properties, title to properties may be held temporarily in Reef’s name or in the name of one or more of Reef’s affiliates as nominee for the Partnership in order to facilitate the acquisition of properties by the Partnership and for other valid purposes.  Otherwise, record title to the Partnership properties will be held in the name of the Partnership.

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

ITEM 3.                                                     LEGAL PROCEEDINGS

There are no material legal proceedings pending, on appeal or concluded to which the Partnership is a party, or to which any of its assets is subject.

ITEM 4.                                                     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 27, 2012, the Partnership had one managing general partner, 811 non-Reef general partners, and 665 investor limited partners. Reef holds a total of 8.9697 general partner units, and the non-Reef partners hold 490.9827 general partner units and 397.0172 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership’s credit agreement contains certain restrictions on distributions, including the absence of default as defined by the credit agreement, the maintenance of a minimum cash balance, and a maximum amount to be distributed based on certain other calculations described in the credit agreement. Cash distributions paid during 2011, 2010, and 2009 were $867,371, $1,028,526, and $411,181, respectively.

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

All units except those purchased by Reef paid a 15% ($13,320,000, less $151,906 of unpaid net asset values) management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership oil and gas operations. As of December 31, 2011, the Partnership had expended $57,132,592 on acquisition and development of the Slaughter Dean Project, $14,486,366 on the acquisition and development of the Azalea Acquired Properties, and $6,293,209 on the acquisition and development of the Lett Acquired Properties, prior to the Partnership’s sale of a portion of its interests in the Thums Long Beach Unit during 2011.   The Partnership has no current plans to purchase additional oil and gas properties.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,				Period from Inception (November 27,2007) to December 31,
	2011	2010	2009	2008	2007

Revenue	$6,048,932	$5,599,090	$1,655,812	$2,012,489	$—
Interest income	—	3,490	140,471	706,243	28,208
Costs and expenses	(5,786,568)	(65,305,926)	(3,343,360)	(1,781,499)	(30,353)
Net income (loss)	88,107	(59,839,904)	(1,547,077)	937,233	(2,144)

Allocation of net income (loss):
Managing general partner	112,569	(588,353)	(70,841)	128,050	3,064
General partner	(13,525)	(32,760,687)	(816,223)	447,404	(2,252)
Limited partner	(10,937)	(26,490,864)	(660,013)	361,779	(2,956)
Net income (loss) per managing partner unit	12,549.94	(65,593.41)	(7,897.79)	14,275.84	2,266.11
Net income (loss) per general partner unit	(27.55)	(66,724.73)	(1,662.43)	911.25	(38.91)
Net income (loss) per limited partner unit	(27.55)	(66,724.73)	(1,662.43)	911.25	(38.91)

Total assets	15,620,971	18,362,120	74,855,409	79,860,893	11,663,508
Long-term liabilities	3,240,115	5,653,946	248,912	230,472	—
Distributions to managing general partner	107,464	101,085	49,050	195,938	168
Distributions to general and limited partners	759,907	927,441	362,131	1,595,357	16,633
Distributions per general partner unit	855.75	1,044.42	407.81	1,796.57	124.25
Distributions per limited partner unit	855.75	1,044.42	407.81	1,796.57	124.25
Distributions per managing general partner unit	11,980.78	11,269.61	5,468.41	21,844.43	124.25

Operating Data
Annual sales volume:
Gas (MCF)	127,039	190,208	7,204	21,466	—
Oil (BBL)	62,255	66,352	33,235	23,060	—

Average sales price:
Gas (per MCF)	$4.70	$4.66	$1.49	$2.94	$—
Oil (per BBL)	$87.58	$71.04	$49.50	$84.53	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 3 to the financial statements for a complete list of significant accounting policies.

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

In applying the full cost method, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2011, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0, $4,777,151, and $668,430, respectively.

Unproved property consists of undrilled infill and offset acreage acquired in connection with the purchase of the Azalea Acquired Properties.  Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2010, the Partnership recognized property impairment expense of unproved properties totaling $53,166,873 related to the Slaughter Dean Project. During the years ended December 31, 2011 and 2009, the Partnership recognized no property impairment expense of unproved properties.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2011, 2010 and 2009, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved crude oil and natural gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2011, 2010 and 2009, the Partnership had depreciation, depletion, and amortization expense totaling $1,128,514, $1,933,948, and $306,507, respectively.

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

During the quarter ended September 30, 2011, the Partnership began plugging operations on seven wells located in the Slaughter Dean Field. Approximately $14,342 of plugging and abandonment costs were applied against the Partnership’s asset retirement obligation shown on the balance sheet, and the remaining amount of approximately $62,000 was recorded as current cost and is classified as a lease operating expense on the statement of operations. As a result of these plugging and abandonment operations, the Partnership determined during the quarter that its estimated liability for the Slaughter Dean Field (approximately 145 wells) was understated, and, in that regard, the Partnership increased the basis of the Slaughter Dean Field wells by $860,878 and recorded additional asset retirement obligation of this amount as a change in estimate.  During the year ended December 31, 2011, the Partnership also recognized an additional $13,008 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.  During the years ended December 31, 2010 and 2009, the Partnership recognized $668,800 and $0 of asset retirement obligations and additional capitalized cost in connection with properties acquired by the Partnership and successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2011, 2010 and 2009, the Partnership had no material gas imbalance positions.

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

On properties purchased by the Partnership, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but will not engage in exploratory drilling for unproved reserves, should acreage purchased by the Partnership be deemed to contain unproved drilling locations.  Drilling locations for unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef.

The Partnership owns interests in over 1,500 wells located in twelve states, including the Slaughter Dean Project, the Azalea Acquired Properties, and the Lett Acquired Properties. The management of the operations and other business of the Partnership is the responsibility of Reef.  RELP, an affiliate of Reef, serves as the operator of the Slaughter Dean Project. This relationship with the Partnership is governed by two operating agreements.  One operating agreement (the “Sierra-Dean Operating Agreement” is between the Partnership, RELP and Sierra Dean.  The other operating agreement is between the Partnership, RELP, and Davric (the “Davric Operating Agreement”).  All of the Azalea Acquired Properties and Lett Acquired Properties are operated by third party operators not affiliated with Reef or any of Reef’s affiliates.

During the second quarter of 2010, the Partnership was advised that Davric, who is unrelated to Reef and owns a 7% working interest in the Dean Unit and the Dean “B” unit, was unable to pay $538,443 of its share of costs incurred subsequent to February 28, 2009.  Pursuant to the Davric Operating Agreement, the Partnership assumed the 7% working interest of Davric and Davric is now a non-consenting working interest owner. The unpaid costs were recorded as property additions and operating costs on the books of the Partnership, and the Partnership will retain the Davric 7% working interest until the net revenues related to this interest exceed the unpaid costs, plus penalties ranging from 300% to 450% of the amount in default.

The Partnership has borrowed funds from a bank in connection with the purchase of the Lett Acquired Properties, and is subject to the interest rate risk inherent in borrowing activities. The Partnership currently has no hedges in place, and therefore is subject to commodity price risk. See “Item 7A — Quantitative and Qualitative Disclosure About Market Risk.”

Liquidity and Capital Resources

Capital Contributions

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of December 31, 2011, the Partnership had expended $57,132,592 on property acquisition and development costs related to the Slaughter Dean Project, $14,486,366 on the acquisition and development of the Azalea Acquired Properties, and $6,293,209 on the acquisition of the Lett Acquired Properties, prior to the Partnership’s sale of a portion of its interests in the Thums Long Beach Unit during 2011.  Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions.

Credit Agreement

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of oil and gas properties purchased from Lett by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described above.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  At December 31, 2011, the interest rate was 5.00% per annum. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  At December 31, 2010, the borrowing base was equal to $5,000,000.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the Lett Purchase Agreement described in the overview above.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.  In December 2010, the Partnership prepaid $250,000 of principal to TCB.

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

During July 2011, the Partnership and TCB executed the Second Amendment to Credit Agreement (“Second Amendment”), effective as of June 30, 2011. Under the Second Amendment, the borrowing base was reduced to $1,945,000 as of June 30, 2011, and the Partnership made a principal payment of $2,100,000 to reduce the loan balance to this amount.  In addition, beginning August 1, 2011, the borrowing base was reduced by $30,000 per month.  These reductions will continue through the end of the term of the Credit Agreement. As such, the Partnership has recognized $360,000 of the outstanding note payable as a current liability as of December 31, 2011 on its balance sheet.  During July 2011, the Partnership paid TCB fees of $6,316 in connection with the Second Amendment.  These fees have been capitalized as other non-current assets on the balance sheet and will be amortized over the term of the credit agreement.  At December 31, 2011, the borrowing base was equal to $1,765,000.

The Credit Agreement contains various covenants, including among others restrictions on distributions and liens, incurring other indebtedness, and the maintenance of a certain current ratio and interest coverage ratio.  At December 31, 2011, the Partnership was in compliance with all financial covenants under the Credit Agreement.

Please see Item 1A of this Registration Statement for a list of risk factors that could impact the Partnership.

Capital Expenditures

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of wells as of December 31, 2011:

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs

Purchase Existing Wells	$32,366,028	$—	$—	$32,366,028

New Wells
Producing Wells	29,233	28,651,610	—	28,680,843
Waterflood Injector Wells	—	5,149,620	—	5,149,620
Facilities	—	1,795,397	—	1,795,397

Existing Wells	—	—	6,920,278	6,920,278

	$32,395,261	$35,596,627	$6,920,278	$74,912,166

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

The Partnership has expended approximately $57,132,592 (included in the expenditures shown in the table above) on the Slaughter Dean Project as of December 31, 2011.  At December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean Project by recognizing approximately $53,166,873 of property impairment expense.

At December 31, 2011 and 2010, unproved property on the Partnership balance sheet consists of undrilled infill and offset acreage acquired in connection with the purchase of the Azalea Acquired Properties.  The Partnership acquired $2,486,463 of unproved properties during the year ended December 31, 2010 related to the Azalea Acquired Properties, portions of which were sold during December 2010 due to intended or in-process exploratory drilling activities.  In addition, the Partnership transfers portions of unproved properties to proved properties as the related wells from the unproved properties are drilled by the various operators of the Azalea Acquired Properties.

The table below summarizes Partnership activity related to unproved properties by project during the year ended December 31, 2011:

	Slaughter Dean Project	Azalea Acquired Properties	Total Costs
Beginning balance	$—	$1,969,433	$1,969,433
Transfers to proved properties	—	(261,008)	(261,008)
Ending balance	$—	1,708,425	1,708,425

The table below summarizes Partnership activity related to unproved properties by project during the year ended December 31, 2010:

	Slaughter Dean Project	Azalea Acquired Properties	Total Costs
Beginning balance	$52,010,728	$—	$52,010,728
Additions due to development	1,156,145	—	1,156,145
Additions due to acquisitions	—	2,486,462	2,486,462
Sales of unproved properties	—	(480,781)	(480,781)
Transfers to proved properties	—	(36,248)	(36,248)
Impairment of unproved properties	(53,166,873)	—	(53,166,873)
Ending balance	$—	$1,969,433	$1,969,433

The Partnership had working capital of $750,212 and $2,064,381 at December 31, 2011 and 2010, respectively.  The Partnership expended $57,132,592 on property acquisition and development costs related to the Slaughter Dean Project, $14,486,366 on the acquisition and development of the Azalea Acquired Properties, and $6,293,209 on the acquisition of the Lett Acquired Properties, prior to the Partnership’s sale of a portion of its interests in the Thums Long Beach Unit during 2011.  Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions.  Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The Partnership had net income of $88,107 for the year ended December 31, 2011, compared to a net loss of $59,839,904 for the year ended December 31, 2010. The primary causes of this change were reductions in property impairment, depreciation, depletion and amortization, and in general and administrative costs as discussed below.

The Partnership recognized property impairment expense of $57,944,024 during the year ended December 31, 2010 compared to no impairment expense during the year ended December 31, 2011.  The Partnership recorded impairment expense of proved properties totaling $4,777,151 during 2010, primarily related to the Azalea Acquired Properties and the Lett Acquired Properties, for which the quarterly ceiling test is calculated using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10% for the entire life of these very long-lived properties, as opposed to using the prices in effect at the time of the transactions.  No additional impairment related to the Azalea Acquired Properties and the Lett Acquired Properties was necessary during 2011, as higher oil prices caused an increase in the discounted present value of the Partnership’s estimated future net cash flows from its reserves.

The Partnership also recorded impairment expense of unproved properties totaling $53,166,873 related to the Slaughter Dean Project during 2010.  Although significant crude oil and natural gas reserves may remain in the reservoir, the effort to increase the waterflood response was determined to be unlikely to be effective in materially increasing the recovery of those reserves, based upon results during 2010 subsequent to the completion of the development project.  The Partnership re-evaluated its unproved reserves associated with the development and enhancement of waterflood operations based on data obtained from the operations of the Slaughter Dean Project to determine what quantities of crude oil and natural gas reserves the Partnership could reasonably expect to recover from this reservoir under current economic and operating conditions. Based upon this analysis, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean Project of $53,166,873 as of December 31, 2010.

Depreciation, depletion and amortization decreased from $1,933,948 for the year ended December 31, 2010 to $1,128,514 for the year ended December 31, 2011. This decrease resulted from the lower proved property depletable basis between the two periods resulting from the proved property impairment taken during 2010, from selling a portion of the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund during the first and second quarters of 2011, and from rising oil prices.  In periods of rising prices, the reserves that can be economically produced from a given well generally increase, which results in a lower depletion rate.

General and administrative costs incurred during the years ended December 31, 2011 and 2010 decreased from $2,610,680 in 2010 to $1,382,040 in 2011. This decrease is primarily due to the expensing of acquisition costs totaling approximately $791,100 related to the Azalea Acquired Properties and the Lett Acquired Properties that were incurred during 2010. These two acquisitions also resulted in higher legal, audit, and professional fees during the year ended December 31, 2010.

Partnership revenues totaled $6,048,932 for the year ended December 31, 2011 compared to $5,599,090 for the comparable period in 2010.  Sales volumes decreased by approximately 15.5% during the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to natural declines in production from the Partnership’s Slaughter Dean Project and Azalea Acquired Properties, and declines resulting from the sale of a portion of the Thums Long Beach Unit.  Because the sales prices for crude oil and natural gas rose by 24.4%, and 0.9%, respectively during the year ended December 31, 2011 compared to the year ended December 31, 2010, sales revenues increased overall by $449,838, or 8.0% on a comparative basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses increased from $2,369,144 for the year ended December 31, 2010 to $2,803,824 for the year ended December 31, 2011. The increase relates to higher, workover, overhead, and labor expenses on the Slaughter Dean Field during 2011, as well as increased expenses on the Lett Acquired Properties which were not purchased by the Partnership until June 2010.

Total other income and expense for the years ended December 31, 2011 and 2010 increased from expense of $133,068 in 2010 to expense of $174,257 in 2011.  On June 30, 2010, the Partnership borrowed $5,000,000 in connection with the purchase of the Lett Acquired Properties. During 2011, the Partnership incurred interest expense of $160,720 related to its borrowings described in Note 4 to the financial statements, compared to $128,472 of interest expense during 2010.

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

During the year ended December 31, 2009, the Partnership recognized impairment expense of $668,430, primarily due to lower commodity prices during 2009.  At March 31, 2010, the Partnership recorded impairment expense of proved properties totaling $1,452,475, and at June 30, 2010, the Partnership recorded impairment expense of proved properties totaling $2,072,207.  At December 31, 2010, the Partnership recorded impairment expense of proved properties of $1,252,469.  These impairments were primarily related to the Azalea Acquired Properties and the Lett Acquired Properties, for which the quarterly ceiling test is calculated using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10% for the entire life of these very long-lived properties, as opposed to using the prices in effect at the time of the transactions.    The impairment related to the Azalea Acquired Properties primarily is the result of revised engineering analysis, adjustments to projected decline rates for the acquired properties, and continued depressed prices for natural gas.

In addition to the impairment expense of proved properties, the Partnership recorded impairment expense of unproved properties related to the Slaughter Dean Project.  During the year ended December 31, 2010, the Slaughter Dean Project has experienced periodic, small increases in production. However, waterflood activity has not increased oil and natural gas production as desired.  Although significant crude oil and natural gas reserves may remain in the reservoir, the Partnership’s current efforts to increase the waterflood response is unlikely to  be effective in materially increasing the recovery of those reserves, based upon the results of the Partnership’s efforts during 2010.  The Partnership re-evaluated the unproved reserves associated with the development and enhancement of waterflood operations based on data obtained from the operations of the Slaughter Dean Project to determine what quantities of crude oil and natural gas reserves the Partnership can reasonably expect to recover from this reservoir under the current economic and operating conditions. Based on this analysis, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean Project of $53,166,873 as of December 31, 2010.  The Partnership is currently monitoring the implementation of waterflood operations and daily production of total fluids (oil and water), which are less than the total water injected each day to determine the cause of the underperformance of the waterflood operations.  The Partnership may gather additional data in order to determine whether alternate configurations of water injection wells may be more effective in producing a better waterflood response in the future, though such alternative configurations may be costly to the Partnership to implement.  In the event that the Partnership determines, based on its monitoring activities, that additional or alternative configurations of water injection wells will not materially increase production from the Slaughter Dean Project, the Partnership may decide not to pursue such activities.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011, 2010 and 2009, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

	Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Consulting agreement *	—	—	—	—	—
Credit Agreement	$1,765,000	$360,000	$1,405,000	—	—
Interest related to Credit Agreement**	$113,250	$80,000	$33,250	—	—

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

** Interest expense assumes the balance of the Credit Agreement at the end of the period and the rate in effect as of December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 30% of the aggregate capital contributions to the Partnership with the consent of the Investor Partners.  At December 31, 2011, the Partnership had $1,765,000 of outstanding debt under the Credit Agreement. Interest is calculated under the terms of the agreement based on the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly. A 1.0% increase in interest rates during the year ended December 31, 2011 would have increased interest expense by approximately $29,413. The Partnership does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.

Commodity Price Risk

As of December 31, 2011, the Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Assuming the production levels the Partnership attained during the year ended December 31, 2011, a 10% change in the price received for crude oil would have had an approximate $545,200 impact on the Partnership’s oil revenues, and a 10% change in the price received for the natural gas would have had an approximate $59,700 impact on the Partnership’s natural gas revenues.

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

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial and accounting officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial and accounting officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer of our managing general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	55	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	60	Chief Financial Officer and General Counsel of RELP
David M. Tierney	59	Chief Financial Reporting Officer and Treasurer of RELP

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

Daniel C. Sibley became Chief Financial Officer of RELP in March 2010 and General Counsel of RELP in January 2009.  He previously served as Chief Financial Officer of Reef from December 1999 until his appointment to General Counsel of RELP. He also served as Chief Financial Officer for RELP from January 2006 until his appointment to General Counsel of RELP, and had served in this same position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (Ll.M) from Southern Methodist University in 1984.  Mr. Sibley became a certified public accountant in 1977, but no longer maintains that license.  He is an active member of the Texas Bar Association.

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

On May 29, 2009, Reef SWD 2007-A, L.P. (“Reef SWD 2007-A”), an affiliate of Reef, filed a lawsuit against Ricardo Guevara and certain of his affiliates alleging that Guevara misrepresented and omitted material information in regard to Reef SWD 2007-A’s purchase of four salt water disposal facilities located in Webb and Zapata Counties, Texas for a price of $7.5 million.  The lawsuit, styled Reef SWD 2007-A v. Ricardo Guevara, et al. (Cause No. 09-06828) was filed in the 14th-A Judicial District Court of Dallas County, Texas and sought rescission and actual damages, consequential damages, exemplary damages, attorneys’ fees, and costs.  On October 1, 2009, the court entered an order transferring the venue of the case to Zapata County, Texas.  On January 4, 2010, Reef SWD 2007-A non-suited Mr. Guevara and his affiliates and terminated its Texas state court litigation against them.  On January 5, 2010, Reef SWD 2007-A instituted a federal bankruptcy Chapter 11 proceeding in the U.S. Bankruptcy Court for the Northern District of Texas.  As part of that proceeding, Reef SWD 2007-A is asserting claims against Mr. Guevara and his affiliates similar in nature to the claims that were brought in the Texas state courts, as well as certain claims regarding fraudulent conveyances, which can only be brought in bankruptcy court.  On March 30, 2010, Reef SWD 2007-A filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code. Pursuant to those proceedings, Reef SWD 2007-A sold all of its operating assets for approximately $1.3 million dollars. On November 3, 2010, Mr. Guevara et al. filed a counterclaim against Reef SWD 2007-A in the bankruptcy matter, alleging breach of contract for unpaid amounts allegedly due under the note from Reef SWD 2007-A (related to the original, underlying transaction) and tort claims of fraud, negligent misrepresentation, negligence, gross negligence, and breach of fiduciary duty.  On February 23, 2011, the court dismissed with prejudice in part the tort claims asserted by Defendants.  The court gave Defendants until March 15, 2011 to file an amended counterclaim relating to alleged fraud concerning Reef SWD 2007-A’s prior experience with saltwater disposal facilities but no amended counterclaim was filed. The case was dismissed on November 18, 2011.  Mr. Guevara and his affiliates released all claims against the Defendants.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the items of compensation to be received by Reef and its affiliates from the Partnership:

Recipient	Form of Compensation	Amount

Managing General Partner	Partnership interest	10% carried interest in the Partnership, out of which the economic equivalent of a 3% carried interest is allowed to the broker/dealers who were involved in the offering of units.

Recipient	Form of Compensation	Amount

Managing General Partner	Management fee	15% of subscriptions, less organization and offering costs to be paid by Reef (non-recurring). For the year ended December 31, 2008, the Partnership paid a management fee of $13,320,000.

Managing General Partner and its Affiliates	Monthly administrative fee

1/12th of 1% of all capital raised ($89,410,518), payable monthly until the Partnership is dissolved. For the years ended December 31, 2011 and 2010, the Partnership paid administrative fees of $896,880 and $896,880 respectively.

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

For the years ended December 31, 2011 and 2010, the Partnership paid a drilling compensation fee of $54,005 and $232,775 respectively.

Recipient	Form of Compensation	Amount

Managing General Partner and its Affiliates	Direct costs	Reimbursement at cost. For the years ended December 31, 2011 and 2010, the Partnership paid direct costs of $345,089 and $441,881 respectively.

Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Competitive prices. For the years ended December 31, 2011 and 2010, the Partnership paid no payments for equipment, supplies, marketing and other services.

Managing General Partner and its Affiliates	Acquisition and Development Costs

Reimbursement at cost. For the years ended December 31, 2011 and 2010, the Partnership reimbursed the Managing General Partners and its affiliates for acquisition and development costs of $0 and $0 respectively.

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

Reef also receives an 11% interest in the Partnership in regard to which it bought 1% of all Units issued by the Partnership; the additional 10% is “carried” by the Investor Partners and for which Reef will pay no drilling or completion expenses.  Cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs are distributed 11% to the managing general partner and 89% to investor partners. During the years ended December 31, 2011, 2010 and 2009 and, Reef has received $107,464, $101,085, and $49,050, respectively, in distributions related to such 11% interest.

In addition, when Reef, or an affiliate of Reef, such as RELP, serves as operator of a Partnership well, then Reef or such affiliate of Reef, as the case may be, will receive drilling compensation in an amount equal to 15% of the total well costs paid from the funds of the Partnership.  RELP currently serves as the operator of the Slaughter Dean Project.  As a result, such drilling compensation payable to us or RELP may amount to approximately 9% of total partnership subscriptions, depending on the level of developmental operations conducted by Reef or RELP.  Total well costs include all drilling and equipment costs, including intangible well costs, tangible costs of drilling and completing the well, costs of storage and other surface facilities, and the tangible costs of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions for purposes of calculating drilling compensation.  During the years ended December 31, 2011, 2010, and 2009, RELP received $54,005, $232,775 and $1,544,858 in drilling compensation, respectively.  If neither Reef nor an affiliate of Reef serves as operator of a Partnership well, then Reef will receive drilling compensation equal to 5% of the total well costs, excluding lease acquisition costs, for Reef’s services as managing general partner. Drilling compensation is included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2011, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $342,270 and $2,818, respectively. During the year ended December 31, 2010, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $441,881 and $10,192, respectively. During the year ended December 31, 2009, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $475,747 and $38,208, respectively.

RELP receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During the years ended December 31, 2011 and 2010, RELP received administrative fees totaling $896,880 and $896,880, respectively. Administrative fees are included in general and administrative expense in the financial statements. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2011, the Partnership owed RELP $98,215 for net joint interest and technical and administrative service charges processed in excess of net revenues.  At December 31, 2010, RELP owed the Partnership $45,640 for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2011 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2011	2010
Audit fees	$108,021	$65,440
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: March 30, 2012

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

Signature	Title	Date
/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)	March 30, 2012
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 30, 2012
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

10.18

Purchase and Sale Agreement, effective June 1, 2011, between the Partnership and Reef 2010 -A Income Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, dated June 24, 2011).

10.19

First Amendment to the Credit Agreement dated May 20, 2011 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, dated May 20, 2011).

10.20

Second Amendment to the Credit Agreement dated June 30, 2011 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, dated June 24, 2011).

23.2*	Consent of Forrest A. Garb. & Associates, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the

Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1*	Summary Reserve Report of Forrest A. Garb & Associates, Inc.

101*

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Financial Statements.

* Filed herewith

Reef Oil & Gas Income and Development Fund III, L.P.

Financial Statements

Years Ended December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

Partners

Reef Oil & Gas Income and Development Fund III, L.P.

Dallas, TX

We have audited the accompanying balance sheets of Reef Oil & Gas Income and Development Fund III, L.P. (“the Partnership”) as of December 31, 2011 and 2010 and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Oil & Gas Income and Development Fund III, L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Dallas, Texas

March 30, 2012

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Balance Sheets

December 31,	2011	2010

Assets
Current assets:
Cash and cash equivalents	$513,410	$1,136,682
Accounts receivable	698,614	832,471
Accounts receivable from affiliates	—	105,094
Total current assets	1,212,024	2,074,247

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $62,218,962 and $61,089,909	12,664,259	14,318,440
Unproved properties	1,708,425	1,969,433
Net oil and gas properties	14,372,684	16,287,873

Deferred financing fees, net	36,263	—

Total assets	$15,620,971	$18,362,120

Liabilities and partnership equity

Current liabilities:
Accounts payable	$3,597	$47
Accounts payable to affiliates	98,215	—
Accrued liabilities	—	9,819
Current portion of long-term note payable	360,000	—
Total current liabilities	461,812	9,866

Long term liabilities:
Note payable	1,405,000	4,750,000
Asset retirement obligation	1,835,115	903,946
Total long term liabilities	3,240,115	5,653,946

Commitments and contingencies (Note 7)

Partnership equity
General partners	6,902,531	7,336,215
Limited partners	4,997,729	5,348,414
Managing general partner	18,784	13,679
Total partnership equity	11,919,044	12,698,308

Total liabilities and partnership equity	$15,620,971	$18,362,120

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Operations

	2011	2010	2009

Oil, gas and NGL sales	$6,048,932	$5,599,090	$1,655,812

Costs and expenses:
Lease operating expenses	2,803,824	2,369,144	1,297,997
Production taxes	394,160	385,740	78,127
Depreciation, depletion and amortization	1,128,514	1,933,948	306,507
Accretion of asset retirement obligation	78,030	62,390	18,440
Property impairment	—	57,944,024	668,430
General and administrative	1,382,040	2,610,680	973,859
Total costs and expenses	5,786,568	65,305,926	3,343,360

Income (loss) from operations	262,364	(59,706,836)	(1,687,548)

Other income (expense)
Miscellaneous income (expense)	16	(8,086)	—
Interest income	—	3,490	140,471
Interest expense	(160,720)	(128,472)	—
Amortization of deferred financing fees	(13,553)	—	—
Total other income (expense)	(174,257)	(133,068)	140,471

Net income (loss)	$88,107	$(59,839,904)	$(1,547,077)

Net loss per general partner unit	$(27.55)	$(66,724.73)	$(1,662.43)
Net loss per limited partner unit	$(27.55)	$(66,724.73)	$(1,662.43)
Net income (loss) per managing general partner unit	$12,549.94	$(65,593.41)	$(7,897.79)

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Partnership Equity

	General Partners		Limited Partners		Managing General Partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2008	490.9827	$41,626,140	397.0172	$33,075,848	8.9697	$823,008	896.9696	$75,524,996
Partner distributions	—	(200,224)	—	(161,907)	—	(49,050)	—	(411,181)
Net loss	—	(816,223)	—	(660,013)	—	(70,841)	—	(1,547,077)
Balance at December 31, 2009	490.9827	$40,609,693	397.0172	$32,253,928	8.9697	$703,117	896.9696	$73,566,738

Distribution amount per partnership unit		$407.81		$407.81		$5,468.41

Balance at December 31, 2009	490.9827	$40,609,693	397.0172	$32,253,928	8.9697	$703,117	896.9696	$73,566,738
Partner distributions	—	(512,791)	—	(414,650)	—	(101,085)	—	(1,028,526)
Net loss	—	(32,760,687)	—	(26,490,864)	—	(588,353)	—	(59,839,904)
Balance at December 31, 2010	490.9827	$7,336,215	397.0172	$5,348,414	8.9697	$13,679	896.9696	$12,698,308

Distribution amount per partnership unit		$1,044.42		$1,044.42		$11,269.61

Balance at December 31, 2010	490.9827	$7,336,215	397.0172	$5,348,414	8.9697	$13,679	896.9696	$12,698,308
Partner distributions	—	(420,159)	—	(339,748)	—	(107,464)	—	(867,371)
Net income (loss)	—	(13,525)	—	(10,937)	—	112,569	—	88,107
Balance at December 31, 2011	490.9827	$6,902,531	397.0172	$4,997,729	8.9697	$18,784	896.9696	$11,919,044

Distribution amount per partnership unit		$855.75		$855.75		$11,980.78

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities
Net income (loss)	$88,107	$(59,839,904)	$(1,547,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(15,230)	—	—
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	1,128,514	1,933,948	306,507
Accretion of asset retirement obligation	78,030	62,390	18,440
Property impairment	—	57,944,024	668,430
Amortization of deferred financing fees	13,553	—	—
Changes in operating assets and liabilities
Accounts receivable	133,857	(531,700)	(64,272)
Accounts receivable from affiliates	45,639	1,454,361	709,300
Prepaid expenses	—	—	507,640
Accounts payable	3,550	(429,928)	135,227
Accounts payable to affiliates	98,215	(154,790)	2,746,160
Accrued liabilities	(9,819)	(49,618)	(2,485,437)

Net cash provided by operating activities	1,564,416	388,783	994,918

Cash flows from investing activities:
Proceeds from sale of oil & gas properties	3,059,455	933,300	—
Purchase of oil & gas properties	—	(18,547,948)	(80,758)
Property development	(1,344,956)	(3,602,775)	(16,808,618)

Net cash provided by (used in) investing activities	1,714,499	(21,217,423)	(16,889,376)

Cash flows from financing activities:
Proceeds from note payable	—	5,000,000	—
Payment of note payable	(2,985,000)	(250,000)	—
Payment of debt issuance costs	(49,816)	—	—
Distributions to partners	(867,371)	(1,028,526)	(411,181)

Net cash provided by (used in) financing activities	(3,902,187)	3,721,474	(411,181)

Net decrease in cash and cash equivalents	(623,272)	(17,107,166)	(16,305,639)
Cash and cash equivalents, beginning of year	1,136,682	18,243,848	34,549,487

Cash and cash equivalents, end of year	$513,410	$1,136,682	$18,243,848

Supplemental cash flow disclosure
Cash paid for interest expense on note payable	$160,663	$128,472	$—
Supplemental disclosure of non-cash investing transactions
Property sales included in accounts receivable from affiliates	$—	$59,455	$—
Property additions included in accounts payable to affiliates	$—	$—	$(68,725)
Property additions included in accrued liabilities	$—	$—	$(185,653)
Additions to property and asset retirement obligation	$(873,886)	$(668,800)	$—
Adjustment to property and asset retirement obligation	$5,517	$76,156	$—
Property additions related to Davric default	$—	$(435,390)	$—

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

In January 2008, the Partnership purchased an initial 41% working interest from Sierra-Dean Production Company LP, (“Sierra Dean”) in the Slaughter Dean Project and under the terms of the acquisition agreement, each month thereafter purchases additional working interests based on the amount the Partnership spends developing the project through January 2013.  Under the acquisition agreement the Partnership generally pays 82% of all drilling, development and repair costs (including amounts allocable to the working interest initially retained by Sierra Dean), and Sierra Dean conveys additional working interests to the Partnership each month in payment of its share of such costs. In a separate transaction in May 2008, the Partnership purchased an 11% working interest in the Slaughter Dean Project from Davric Corporation.

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

On June 15, 2010, Reef Oil & Gas Income and Development Fund IV (“Income Fund IV”) paid $1,252,844 to Azalea Properties for the post closing settlement related to the Side Letter Agreements. The Partnership reimbursed Income Fund IV $764,235 for its 61% of the post closing settlement amount. The entire post closing settlement was associated with proved developed reserves related to seventeen properties that were not included in the January 19, 2010 closing as a result of title issues and preferential purchase rights held by other parties that were unresolved at January 19, 2010.

On June 23, 2010, RCWI entered into a Purchase and Sale Agreement (the “Lett Purchase Agreement”) with Lett Oil & Gas, L.P. (“Lett”) for working interests in certain proved developed oil and gas properties owned by Lett for a purchase price of $6,000,000.  The properties (“Lett Acquired Properties”) are located in the Thums Long Beach Unit and include approximately 870 producing wells and 485 injection wells.  The entire $6,000,000 purchase price is associated with proved developed reserves. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.   The Lett Purchase Agreement acknowledged two $500,000 deposits which were refundable to RCWI only upon certain terms set forth in the agreement and which were credited towards the purchase price at closing.  The Partnership advanced the two $500,000 deposits as well as the remaining $5,000,000 of the purchase price payable at closing by RCWI under the Lett Purchase Agreement.  The oil and gas property interests included in the purchase transaction were acquired by RCWI for benefit of the Partnership and were assigned directly to the Partnership at closing pursuant to an Assignment, Conveyance and Bill of Sale dated June 30, 2010, but effective June 1, 2010.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of  unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

alter the rate of depletion and amortization. During the years ended December 31, 2011, 2010 and 2009, the Partnership recognized property impairment expense of proved properties of $0, $4,777,151, and $668,430, respectively.

Unproved property consists of undrilled infill and offset acreage acquired in connection with the purchase of the Azalea Acquired Properties.  Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties.   Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2010, the Partnership recognized property impairment expense of unproved properties totaling $53,166,873 related to the Slaughter Dean Project. During the years ended December 31, 2011 and 2009, the Partnership recognized no property impairment expense of unproved properties.

The Partnership excludes from amortization the cost of unproved properties and major development projects in progress. The Partnership expects that substantially all of its unproved property costs as of December 31, 2011 will be reclassified to proved properties within 10 years. Oil and gas property and equipment not being amortized as of December 31, 2011 are as follows by the year in which such costs were incurred:

	Total	2011	2010	2009
Acquisition costs	$1,708,425	$—	$1,708,425	$—

Total costs withheld from amortization	$1,708,425	$—	$1,708,425	$—

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2011, 2010, and 2009 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

During the quarter ended September 30, 2011, the Partnership began plugging operations on seven wells located in the Slaughter Dean Field. Approximately $14,342 of plugging and abandonment costs were applied against the Partnership’s asset retirement obligation shown on the accompanying balance sheet, and the remaining amount of approximately $62,000 was recorded as current cost and is classified as a lease operating expense on the accompanying statement of operations. As a result of these plugging and abandonment operations, the Partnership revised its estimated liability during the quarter for the Slaughter Dean Field (approximately 145 wells) by increasing the basis of the Slaughter Dean Field wells by $860,878 and recording additional asset retirement obligation of this amount as a change in estimate.

The following table summarizes the Partnership’s asset retirement obligation for the periods ended December 31, 2011 and 2010.

	2011	2010
Beginning asset retirement obligation	$903,946	$248,912
Additions related to new properties	13,008	668,800
Additions related to existing properties	860,878	—
Retirement related to property sales	(5,517)	(76,156)
Retirement related to property abandonment and restoration	(15,230)	—
Accretion expense	78,030	62,390
Ending asset retirement obligation	$1,835,115	$903,946

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2011, 2010, and 2009.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2011, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $27.3 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (‘FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2011.

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at December 31, 2011 and 2010.

4. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of oil and gas properties purchased from Lett by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 above.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  At December 31, 2011, the interest rate was 5.00%. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  At June 30, 2010, the borrowing base was equal to $5,000,000.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the Lett Purchase Agreement described in Note 2 above.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.  In December 2010, the Partnership prepaid $250,000 of principal to TCB.

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

During July 2011, the Partnership and TCB executed the Second Amendment to Credit Agreement (“Second Amendment”), which is effective as of June 30, 2011. Under the Second Amendment, the borrowing base was reduced to $1,945,000 as of June 30, 2011 and the Partnership made a principal payment of $2,100,000 to reduce the

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

loan balance to this amount.  In addition, effective August 1, 2011, the borrowing base is reduced by $30,000 per month.  As such, the Partnership has recognized $360,000 of the outstanding note payable as a current liability as of December 31, 2011 in the accompanying balance sheet.  During July 2011, the Partnership paid TCB fees of $6,316 in connection with the Second Amendment.  These fees have been capitalized as other non-current assets on the accompanying balance sheet and will be amortized over the term of the credit agreement.  At December 31, 2011, the borrowing base was equal to $1,765,000.

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

At December 31, 2011, the Partnership was in compliance with the financial covenants under the Credit Agreement.

5. Transactions with Affiliates

Reef received an 11% interest in the Partnership for which it pays 1% of all costs related to the Partnership as incurred; the additional 10% is “carried” by the Investor Partners and for which Reef will pay no drilling or completion expenses.  Cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating general and administrative, and other costs are distributed 11% to the managing general partners and 89% to investor partners. During the years ended December 31, 2011, 2010 and 2009, Reef received $107,464, $101,085, and $49,050, respectively, in distributions related to the 11% interest. From funds generated by its carried interest and management fee, Reef paid to specific FINRA-licensed broker-dealers a monthly fee in the amount equal to the maximum of the economic equivalent of a 3% carried interest in the Partnership as additional compensation for the sale of units.  This was recorded as a commission expense by Reef.

RELP, an affiliate of Reef, the managing general partner of the Partnership, currently serves as the operator of the Slaughter Dean Project and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the years ended December 31, 2011, 2010 and 2009, RELP received $54,005, $232,775 and $1,544,858, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2011, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $342,271 and $2,818, respectively. During the year ended December 31, 2010, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $441,881 and $10,192, respectively. During the year ended December 31, 2009, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $475,747 and $38,208, respectively.

RELP receives an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly.  During each of the years ended December 31, 2011, 2010, and 2009, RELP received $896,880 in administrative fees.  During the years ended December 31, 2011 and 2010, administrative fees are included in general and administrative expense in the financial statements. During the year ended December 31, 2009, $595,381 of administrative fees were capitalized and are included in property costs in the financial statements, with the remainder included in general and administrative expenses.  RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2011, the Partnership owed RELP $98,215 for net joint interest and technical and administrative service charges processed in excess of net revenues.  At December 31, 2010, RELP owed the Partnership $45,640 for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month.

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

6. Major Customers

The Partnership may sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues can be received directly from these parties or, in certain circumstances, paid to

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2011, one marketer and one operator accounted for 34.9% and 29.4% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, one marketer and one operator accounted for 39.5% and 20.8% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, one marketer accounted for all of the Partnership’s crude oil revenues, and one marketer accounted for all of the Partnership’s natural gas revenues. During 2009, the Partnership’s only oil and gas property was the Slaughter Dean Project located in Cochran County, Texas. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

7. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

The Partnership entered into a consulting agreement with William R. Dixon d/b/a DXN Associates whereby the Partnership agreed to assign a one percent (1%) overriding royalty interest, proportionately reduced to the Partnership’s working interest, to William R. Dixon in exchange for Dixon’s agreement to “review and evaluate exploration, exploitation, and development drilling opportunities.” This overriding royalty interest burdens the Partnership’s working interest in the Slaughter Dean Field.  During the years ended December 31, 2011, 2010, and 2009, William R. Dixon received $21,914, $18,828, and $16,458, respectively, related to this overriding royalty interest.

8. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the years ended December 31, 2011, 2010 and 2009 is detailed below:

For the year ended December 31, 2011

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$112,569	$12,549.94
General partner	490.9827	(13,525)	$(27.55)
Limited partner	397.0172	(10,937)	$(27.55)
Total	896.9696	$88,107

For the year ended December 31, 2010

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(588,353)	$(65,593.41)
General partner	490.9827	(32,760,687)	$(66,724.73)
Limited partner	397.0172	(26,490,864)	$(66,724.73)
Total	896.9696	$(59,839,904)

For the year ended December 31, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(70,841)	$(7,897.79)
General partner	490.9827	(816,223)	$(1,662.43)
Limited partner	397.0172	(660,013)	$(1,662.43)
Total	896.9696	$(1,547,077)

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

9. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of the periods indicated:

	December 31, 2011	December 31, 2010	December 31, 2009

Oil and natural gas properties:
Unproved properties	$54,875,297	$55,136,307	$52,010,728
Proved properties	20,036,869	21,430,901	3,358,680
Capitalized asset retirement obligation	1,679,480	810,574	213,365
	76,591,646	77,377,782	55,582,773
Less:
Accumulated depreciation, depletion and amortization	(3,606,508)	(2,477,455)	(538,943)
Property impairment	(58,612,454)	(58,612,454)	(668,430)
	(62,218,962)	(61,089,909)	(1,207,373)

Total	$14,372,684	$16,287,873	$54,375,400

Costs Incurred

The following table sets forth the costs incurred in oil and gas exploration and development activities during the periods ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Oil and natural gas properties:
Exploration	$—	$—	$—
Development	2,213,864	21,795,010	13,427,760
Total	$2,213,864	$21,795,010	$13,427,760

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Results of Operations

The following table sets forth the other results of operations from oil and gas producing activities for the periods ended December 31, 2011, 2010 and 2009.

	2011	2010	2009

Oil and gas producing activities:
Oil sales	$5,452,219	$4,713,431	$1,645,056
Natural gas sales	596,713	885,659	10,756
Production expenses	(3,197,984)	(2,754,884)	(1,376,124)
Accretion of asset retirement obligation	(78,030)	(62,390)	(18,440)
Depreciation, depletion and amortization	(1,128,514)	(1,933,948)	(306,507)
Property impairment	—	(57,944,024)	(668,430)
Results of operations from producing activities	$1,644,404	$(57,096,156)	$(713,689)

Depletion rate per BOE	$13.53	$19.72	$8.90

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc. as of December 31, 2011 and 2010, and by William M. Cobb & Associates as of December 31, 2009.   Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2011, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following information table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2011, 2010 and 2009.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2008	308,302	220,109	344,987
Revisions of previous estimates (3)	(160,667)	(146,845)	(185,141)
Production	(33,235)	(7,204)	(34,436)
Reserves at December 31, 2009	114,400	66,060	125,410

Purchases of reserves in place	566,505	1,607,592	834,437
Revisions of previous estimates	223,647	(265,604)	179,380
Production	(66,352)	(190,208)	(98,053)
Reserves at December 31, 2010	838,200	1,217,840	1,041,174

Reserves sold	(115,154)	(39,980)	(121,817)
Revisions of previous estimates	19,069	121,929	39,389
Production	(62,255)	(127,039)	(83,428)
Reserves at December 31, 2011	679,860	1,172,750	875,318

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

For the year ended December 31, 2011, calculations were made using average prices of $95.84 per barrel of crude oil and $4.15 per MCF of natural gas. For the year ended December 31, 2010, calculations were made using average prices of $79.79 per barrel of crude oil and $4.39 per MCF of natural gas. For the year ended December 31, 2009, calculations were made using average prices of $58.19 per barrel of crude oil and $1.57 per MCF of natural gas.  Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute estimated future cash inflows do not necessarily reflect Reef’s expectations of the Partnership’s actual revenues or costs, nor the present worth of the properties. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

The standardized measure of discounted future net cash flows as of December 31, 2011, 2010 and 2009 were as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Future cash inflows	$67,687,020	$68,288,340	$6,761,420
Future production costs	(31,201,620)	(34,643,170)	(3,482,310)
Future net cash flows	36,485,400	33,645,170	3,279,110
Effect of discounting net cash flows at 10%	(20,449,930)	(19,326,730)	(906,310)
Discounted future net cash flows	$16,035,470	$14,318,440	$2,372,800

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

	December 31, 2011	December 31, 2010	December 31, 2009
Standardized measure at beginning of period	$14,318,440	$2,372,800	$4,483,742
Purchases of minerals in place	—	11,899,186	—
Net change in sales price, net of production costs	4,185,204	868,538	1,453,208
Revisions of quantity estimates	559,448	1,995,861	(2,722,758)
Changes in production timing rates	254,755	(273,409)	(1,028,518)
Accretion of discount	1,431,844	237,280	448,374
Sales net of production costs	(2,769,918)	(2,781,816)	(261,248)
Sales of minerals in place	(1,944,303)	—	—
Net increase (decrease)	1,717,030	11,945,640	(2,110,942)
Standardized measure at end of year	$16,035,470	$14,318,440	$2,372,800