Form 10-Q
period 2012-03-31
Reef Oil & Gas Income & Development Fund III LP
filed 2012-05-15
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 15, 2012, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$481,693	$513,410
Accounts receivable	1,800	1,800
Accounts receivable from affiliates	755,973	598,599
Total current assets	1,239,466	1,113,809

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $62,561,532 and $62,218,962	12,612,071	12,664,259
Unproved properties	1,708,425	1,708,425
Net oil and gas properties	14,320,496	14,372,684

Deferred financing fees, net	30,219	36,263

Total assets	$15,590,181	$15,522,756

Liabilities and partnership equity

Current liabilities:
Accounts payable	$3,981	$3,597
Current portion of long-term note payable	360,000	360,000
Total current liabilities	363,981	363,597

Long-term liabilities:
Note payable (Note 3)	1,315,000	1,405,000
Asset retirement obligation	1,863,720	1,835,115
Total long-term liabilities	3,178,720	3,240,115

Partnership equity
General partners	6,946,792	6,902,531
Limited partners	5,033,519	4,997,729
Managing general partner	67,169	18,784
Partnership equity	12,047,480	11,919,044

Total liabilities and partnership equity	$15,590,181	$15,522,756

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2012	2011

Oil, gas and NGL sales	$1,645,225	$1,381,043

Costs and expenses:
Lease operating expenses	670,703	662,029
Production taxes	102,489	103,876
Depreciation, depletion and amortization	342,570	317,323
Accretion of asset retirement obligation	28,605	15,189
General and administrative	218,228	424,631
Total costs and expenses	1,362,595	1,523,048

Income (loss) from operations	282,630	(142,005)

Other income (expense):
Miscellaneous expense	69	15
Interest expense	(21,651)	(59,169)
Amortization of deferred financing fees	(6,044)	—
Total other income (expense)	(27,626)	(59,154)

Net income (loss)	$255,004	$(201,159)

Net income (loss) per general partner unit	$217.00	$(226.11)
Net income (loss) per limited partner unit	$217.00	$(226.11)
Net income (loss) per managing general partner unit	$6,946.39	$(41.16)

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income (loss)	$255,004	$(201,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	342,570	317,323
Accretion of asset retirement obligation	28,605	15,189
Amortization of deferred financing fees	6,044	—
Changes in operating assets and liabilities:
Accounts receivable	—	(265)
Accounts receivable from affiliates	(157,374)	16,838
Accounts payable	384	341
Accounts payable to affiliates	—	29,005
Accrued liabilities	—	37,397
Net cash provided by operating activities	475,233	214,669

Cash flows from investing activities
Proceeds from sale of oil and gas properties	—	409,455
Property development	(290,382)	(254,559)
Net cash provided by (used in) investing activities	(290,382)	154,896

Cash flows from financing activities
Payment of note payable	(90,000)	(250,000)
Partner distributions	(126,568)	(279, 167)
Net cash used in financing activities	(216,568)	(529,167)

Net decrease in cash and cash equivalents	(31,717)	(159,602)
Cash and cash equivalents at beginning of period	513,410	1,136,682
Cash and cash equivalents at end of period	$481,693	$977,080

Supplemental cash flow disclosure:

Cash paid for interest expense on note payable	$21,651	$59,169

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

At March 31, 2012 and December 31, 2011, unproved properties consist of non-operated, undrilled infill and offset drilling locations associated with certain working interests acquired from Azalea Properties Ltd. on January 19, 2010 by RCWI L.P., an affiliate of Reef, and assigned to the Partnership (the “Azalea Acquired Properties”). Unproved properties are assessed for impairment at least annually as of the balance sheet date by considering drilling activity in the area of the unproved properties and other information.  Any impairment resulting from this at least annually assessment is included in the full cost pool in the current period, as appropriate. During the three month periods ended March 31, 2012 and 2011, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2012  and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life.  The liability is discounted using the credit-adjusted risk-free rate.  Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

During the quarter ended September 30, 2011, the Partnership began plugging operations on seven wells located in the Slaughter Dean Field. Approximately $14,342 of plugging and abandonment costs were applied against the Partnership’s asset retirement obligation shown on the accompanying balance sheet, and the remaining amount of approximately $62,000 was recorded as current cost and is classified as lease operating expenses on the Partnership’s statement of operations. As a result of these plugging and abandonment operations, the Partnership revised its estimated liability during the quarter for the Slaughter Dean Field (approximately 145 wells) by increasing the basis of the Slaughter Dean wells by $860,878 and recording additional asset retirement obligation of this amount as a change in estimate.

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2012 and the year ended December 31, 2011.

	Three months ended March 31, 2012	Year ended December 31, 2011
Beginning asset retirement obligation	$1,835,115	$903,946
Additions related to new properties	—	13,008
Additions related to existing properties	—	860,878
Retirement related to property sales	—	(5,517)
Retirement related to property abandonment and restoration	—	(15,230)
Accretion expense	28,605	78,030
Ending asset retirement obligation	$1,863,720	$1,835,115

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, accounts payable and accounts payable to affiliates approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at March 31, 2012 and December 31, 2011 and is classified as Level 2 within the fair value hierarchy.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of March 31, 2012.

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of oil and gas properties purchased from Lett by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 above.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  At March 31, 2012, the interest rate was 5.00%. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the Lett Purchase Agreement.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.

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

During July 2011, the Partnership and TCB executed the Second Amendment to Credit Agreement (“Second Amendment”), which is effective as of June 30, 2011. Under the Second Amendment, the borrowing base was reduced to $1,945,000 as of June 30, 2011 and the Partnership made a principal payment of $2,100,000 to reduce the loan balance to this amount.  In addition, effective August 1, 2011, the borrowing base is reduced by $30,000 per month.  As such, the Partnership has recognized $360,000 of the outstanding note payable as a current liability as of March 31, 2012 in the accompanying balance sheet.  During July 2011, the Partnership paid TCB fees of $6,316 in connection with the Second Amendment.  These fees have been capitalized as other non-current assets on the accompanying balance sheet and will be amortized over the term of the credit agreement.  At March 31, 2012, the borrowing base was equal to $1,675,000.  There is no additional availability under the borrowing base as of March 31, 2012.

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

At March 31, 2012, the Partnership was in compliance with the financial covenants under the Credit Agreement.

4. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of the Slaughter Field in Cochran County, Texas (“the Slaughter Dean Project”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the three month periods ended March 31, 2012 and 2011, RELP received $14,861 and $6,396 in drilling compensation, respectively. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the three month period ended March 31, 2012, Reef and its affiliates received total reimbursements for direct costs and all documented out-of-pocket expenses of $61,712 and $139, respectively. During the three month period ended March 31, 2011, Reef and its affiliates received total reimbursements for direct costs and all documented out-of-pocket expenses of $120,737 and $315, respectively.

Prior to January 1, 2012, RELP received an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly, totaling $74,740 per month.  During the three month period ended March 31, 2012, Reef reduced the amount of the monthly administrative fee from the calculated amount above to the amount calculated through the standard RELP overhead allocation.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three month periods ended March 31, 2012 and 2011, RELP received $156,522 and $224,220, respectively. Administrative fees are included in general and administrative expense in the accompanying statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2012 and 2011, RELP owed the Partnership $755,973 and $598,599, respectively, for net revenues processed in excess of joint interest, drilling compensation, and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

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

5. Commitments and Contingencies

None.

6.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2012 and 2011 is detailed below:

For the three months ended March 31, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$62,307	$6,946.39
General partner	490.9827	106,544	$217.00
Limited partner	397.0172	86,153	$217.00
Total	896.9696	$255,004

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(369)	$(41.16)
General partner	490.9827	(111,018)	$(226.11)
Limited partner	397.0172	(89,772)	$(226.11)
Total	896.9696	$(201,159)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the related notes thereto, included in the Annual Report.

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

Overview

Reef Oil & Gas Income and Development Fund III, L.P. is a Texas limited partnership formed in November 2007. The primary objectives of the Partnership are to purchase working interests in oil and gas properties with the purposes of (i) growing the value of properties through the development of proved undeveloped reserves, (ii) generating revenue from the production of crude oil and natural gas, (iii) distributing cash to the partners of the Partnership, and (iv) selling the properties no later than 2015, in order to maximize return to the partners of the Partnership.  Reef is the managing general partner of the Partnership.

The Partnership utilized its capital to acquire oil and gas properties in three separate purchase transactions, and for a major waterflood development program. In January 2008 the Partnership purchased an initial 41% working interest in over 100 wells located in the Slaughter Dean Field in Cochran County, Texas, approximately 50 miles southwest of Lubbock, Texas. Under the terms of the acquisition agreement as described in the Partnership’s Annual Report, each month thereafter additional working interests are purchased based on the amount the Partnership spends developing the field through January 2013. In a separate transaction in May 2008, the Partnership purchased an additional 11% working interest in the Slaughter Dean Field.

During 2010, the Partnership acquired from RCWI, L.P. (“RCWI”), an affiliate of Reef, 61% of the working interests acquired by RCWI in certain oil and gas properties from Azalea Properties Ltd (“Azalea Acquired Properties”). RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The Azalea Acquired Properties cover more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and include undrilled infill and offset locations.  The Partnership acquired minority working interests in each of these properties, which are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef.

In addition, during 2010 the Partnership acquired from RCWI all of the working interests acquired by RCWI in certain oil and gas properties from Lett Oil & Gas, L.P. (“Lett Acquired Properties”).  The Lett Acquired Properties are located in the Thums Long Beach Unit and include approximately 870 producing wells and 485 injection wells.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  The acquired working interests are all minority non-operated working interests. The Thums Long Beach Unit is operated by a third party operator not affiliated with the Partnership or Reef.

On all properties purchased by the Partnership, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but does not expect to engage in exploratory drilling for unproved reserves, should acreage purchased by the Partnership be deemed to contain unproved drilling locations.  Drilling locations for unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef. During 2010 the Partnership, in two separate transactions, sold its interests in certain of the Azalea Acquired Properties to Reef 2010 Drilling Fund L.P., an affiliate, due to the planned drilling of exploratory wells. The Partnership sales included interests in fourteen existing productive wells, as well as the undeveloped acreage upon which the exploratory wells were to be drilled. The Partnership received a total of $992,755 in connection with these sales. The Partnership recorded no gain or loss associated with these transactions.

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to the same affiliate. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. The interests were sold primarily to pay down the Partnership’s debt obligations under its credit agreement. The Partnership received $350,000 in cash in exchange for the interests sold in January and $2,650,000 for the interests sold in June.  The Partnership recorded no gain or loss associated with this transaction.

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of March 31, 2012.

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs
Purchase Existing Wells	$32,347,628	$—	$—	$32,347,628

New Wells
Producing Wells	31,296	28,801,501	—	28,832,797
Waterflood Injector Wells	—	5,149,620	—	5,149,620
Facilities	—	1,795,397	—	1,795,397

Existing Wells	—	—	7,077,106	7,077,106

Total	$32,378,924	$35,746,518	$7,077,106	$75,202,548

The Partnership has expended approximately $57,181,202 (included in the expenditures shown in the table above) on the Slaughter Dean Project as of March 31, 2012.  During the period from 2008 through 2010, the Partnership implemented a waterflood enhancement project on a portion of the Slaughter Dean Field. Well spacing was reduced from 40 to 20 acres per well, and the Partnership drilled 30 new producing wells and 5 new water injection wells, and performed workover operations on several old producing wells. In addition, 22 existing wells were converted to water injection wells and a new water injection pump was installed in order to increase the amount of water being injected back into the producing formation. Although the Slaughter Dean Field experienced periodic small increases in production during 2010, the waterflood enhancement project has not led to increased crude oil production as planned. Based upon observed results during 2010, the Partnership concluded during the fourth quarter of 2010 that although significant crude oil reserves may remain in the reservoir, the project work was deemed unlikely to be effective in materially increasing the recovery of those reserves. Therefore, at December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean Project by recognizing approximately $53,166,873 of property impairment expense.  The Partnership continues to monitor the implementation of waterflood operations and daily production of total fluids (oil and water), which are less than the total water injected each day, to determine the cause of the underperformance of the waterflood operations.  The Partnership may gather additional data in order to determine whether alternate configurations of water injection wells may be more effective in producing a better waterflood response in the future, though such alternative configurations may be cost prohibitive to the Partnership to implement.  The Partnership currently plans to continue waterflood operations as currently configured.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of March 31, 2012, the Partnership had expended $78,202,548 on property acquisition and development costs, prior to the Partnership’s sale of a portion of its interests in the Thums Long Beach Unit during 2011. Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions.

The Partnership had working capital of $875,485 at March 31, 2012. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

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

	For the three months ended March 31,
	2012	2011
Sales volumes:
Oil (Barrels)	15,889	15,544
Natural gas (Mcf)	44,486	41,069

Average sales prices received:
Oil (Barrels)	$93.76	$73.43
Natural gas (Mcf)	$3.50	$5.84

The estimated net proved crude oil and natural gas reserves as of March 31, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2012	672,590	1,111,980
March 31, 2011	782,996	1,187,042

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The Partnership had net income of $255,004 for the three month period ended March 31, 2012, compared to a net loss of $201,159 for the three month period ended March 31, 2011. The primary causes of this change were increased sales volumes and revenues, as well as reductions in general and administrative costs.

Partnership revenues totaled $1,645,225 for the three month period ended March 31, 2012 compared to $1,381,043 for the comparable period in 2011.  Overall, oil and gas sales volumes increased during the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 by approximately 2.2% and 8.3%, respectively, due primarily to increased production from new and existing Azalea Acquired Properties.  In addition, the sales price for crude oil rose by 27.7%, to an average price of $93.76  per Bbl for the three month period ended March 31, 2012, compared to an average price of $73.43 for the three month period ended March 31, 2011.  While the sales price for natural gas declined by 40.1% from an average price of $5.84 per Mcf during the three month period ended March 31, 2011 to $3.50 during the three month period ended March 31, 2012, gas represented only about 9.5% of total sales revenues for the period ended March 31, 2012, compared to 17.4% of total sales revenues for the period ended March 31, 2011.  The increase in sales revenues between the periods ended March 31, 2012 and 2011 was caused primarily by the increase in crude oil prices and the slight increase in crude oil sales volumes. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses increased from $662,029 for the three month period ended March 31, 2011 to $670,703 for the three month period ended March 31, 2012.  Operating expenses increased on the Lett Acquired Properties during the comparative periods, as well as overhead and direct labor costs on the Slaughter Dean Field.  These increases were partially offset by decreased overhead charges related to the Azalea Acquired Properties during the comparative periods.

Depreciation, depletion and amortization increased from $317,323 for the three month period ended March 31, 2011 to $342,570 for the three month period ended March 31, 2012. Increasing production rates led to a higher depletion rate applied to the Partnership’s depletable property basis.

General and administrative costs incurred during the three month periods ended March 31, 2012 and 2011 decreased from $424,631 in 2011 to $218,228 in 2012. This decline is due to decreased salaries and wages for field personnel in the Slaughter Dean Field, decreased professional fees related to SEC filings and reserve reports, and decreased administrative fees charged by RELP.  During the three month period ended March 31, 2011, RELP received an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly, which totaled $74,740 per month.  During the three month period ended March 31, 2012, Reef reduced the amount of the monthly administrative fee from the calculated amount above to the amount calculated through the standard RELP overhead allocation.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three month periods ended March 31, 2012 and 2011, RELP received $156,522 and $224,220, in administrative fees, respectively.

Total other income and expense for the three month periods ended March 31, 2012 and 2011 decreased from expense of $59,154 in 2011 to expense of $27,626 in 2012.  Interest expense decreased during the comparable periods due to the Partnership’s payment of principal on its note payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 15, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Exploration, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

**Furnished herewith