Form 10-Q
period 2012-06-30
Reef Oil & Gas Income & Development Fund III LP
filed 2012-08-14
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 000-53795

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	26-0805120 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas	75080-3610
(Address of principal executive offices)	(Zip code)

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

As of August 14, 2012, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$474,190	$513,410
Accounts receivable	1,800	1,800
Accounts receivable from affiliates	714,076	598,599
Deferred financing fees, net	24,175	—
Total current assets	1,214,241	1,113,809

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $62,869,669 and $62,218,962	12,632,679	12,664,259
Unproved properties	1,696,463	1,708,425
Net oil and gas properties	14,329,142	14,372,684

Deferred financing fees, net	—	36,263

Total assets	$15,543,383	$15,522,756

Liabilities and partnership equity

Current liabilities:
Accounts payable	$4,343	$3,597
Current portion of long-term note payable	1,585,000	360,000
Total current liabilities	1,589,343	363,597

Long-term liabilities:
Note payable (Note 3)	—	1,405,000
Asset retirement obligation	1,899,486	1,835,115
Total long-term liabilities	1,899,486	3,240,115

Partnership equity
General partners	6,933,236	6,902,531
Limited partners	5,022,557	4,997,729
Managing general partner	98,761	18,784
Partnership equity	12,054,554	11,919,044

Total liabilities and partnership equity	$15,543,383	$15,522,756

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Oil, gas and NGL sales	$1,488,651	$1,546,637	$3,133,876	$2,927,680

Costs and expenses:
Lease operating expenses	616,352	538,058	1,287,055	1,200,087
Production taxes	106,208	89,717	208,697	193,593
Depreciation, depletion and amortization	308,137	282,654	650,707	599,977
Accretion of asset retirement obligation	29,207	6,626	57,812	21,815
General and administrative	221,048	377,607	439,276	802,238
Total costs and expenses	1,280,952	1,294,662	2,643,547	2,817,710

Income from operations	207,699	251,975	490,329	109,970

Other income (expense):
Miscellaneous income	—	30	69	45
Interest expense	(20,795)	(53,518)	(42,446)	(112,687)
Amortization of deferred financing fees	(6,044)	(1,740)	(12,088)	(1,740)
Total other income (expense)	(26,839)	(55,228)	(54,465)	(114,382)

Net income (loss)	$180,860	$196,747	$435,864	$(4,412)

Net income (loss) per general partner unit	$146.57	$165.36	$363.57	$(60.75)
Net income (loss) per limited partner unit	$146.57	$165.36	$363.57	$(60.75)
Net income per managing general partner unit	$5,653.25	$5,564.02	$12,599.64	$5,522.86

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$435,864	$(4,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	650,707	599,977
Accretion of asset retirement obligation	57,812	21,815
Amortization of deferred financing fees	12,088	1,740
Changes in operating assets and liabilities:
Accounts receivable	—	144,340
Accounts receivable from affiliates	(115,477)	(38,607)
Accounts payable	746	2,852
Accounts payable to affiliates	—	18,830
Accrued liabilities	—	(9,819)
Net cash provided by operating activities	1,041,740	736,716

Cash flows from investing activities
Proceeds from sale of oil and gas properties	—	3,059,455
Property development	(600,606)	(597,503)
Net cash provided by (used in) investing activities	(600,606)	2,461,952

Cash flows from financing activities
Payment of note payable	(180,000)	(2,805,000)
Payment of deferred financing fees	—	(43,500)
Partner distributions	(300,354)	(597,848)
Net cash used in financing activities	(480,354)	(3,446,348)

Net decrease in cash and cash equivalents	(39,220)	(247,680)
Cash and cash equivalents at beginning of period	513,410	1,136,682
Cash and cash equivalents at end of period	$474,190	$889,002

Supplemental cash flow disclosure:

Cash paid for interest expense on note payable	$42,447	$112,687

Supplemental disclosure of non-cash investing transactions:

Additions to property and asset retirement obligation	$6,559	$2,303

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

At June 30, 2012 and December 31, 2011, unproved properties consist of non-operated, undrilled infill and offset drilling locations associated with certain working interests acquired from Azalea Properties Ltd. on January 19, 2010 by RCWI L.P., an affiliate of Reef, and assigned to the Partnership (the “Azalea Acquired Properties”). Unproved properties are assessed for impairment at least annually as of the balance sheet date by considering drilling activity in the area of the unproved properties and other information.  Any impairment resulting from this assessment is included in the full cost pool in the current period, as appropriate. During the three and six month periods ended June 30, 2012 and 2011, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2012 and the year ended December 31, 2011.

	Six months ended June 30, 2012	Year ended December 31, 2011
Beginning asset retirement obligation	$1,835,115	$903,946
Additions related to new properties	6,559	13,008
Additions related to existing properties	—	860,878
Retirement related to property sales	—	(5,517)
Retirement related to property abandonment and restoration	—	(15,230)
Accretion expense	57,812	78,030
Ending asset retirement obligation	$1,899,486	$1,835,115

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at June 30, 2012 and December 31, 2011 and is classified as Level 2 within the fair value hierarchy.

Reclassifications

Certain information provided for prior years has been reclassified to conform to the current year presentation adopted as of March 31, 2012.

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of certain oil and gas properties (“Lett Acquired Properties”) purchased from Lett Oil & Gas, L.P. (“Lett”) by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 of the Annual Report.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  At June 30, 2012, the interest rate was 5.00%. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2013, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the purchase agreement for the Lett Acquired Properties.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.

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

The Credit Agreement is guaranteed by RCWI and RCWI GP LLC, each an affiliate of Reef. Borrowings under the Credit Agreement are secured by a first priority lien on no less than 90% of the oil and gas properties utilized in determining the borrowing base, based on the net present value of the crude oil and natural gas to be produced from the oil and gas properties calculated using a discount rate of nine percent (9.00%) per annum.

On May 20, 2011, the Partnership entered into the First Amendment to Credit Agreement (“Amendment”) with TCB. Under the Amendment, the borrowing base was reduced to the Partnership’s outstanding balance of $4,100,000 effective May 20, 2011.  In addition, effective June 1, 2011, the borrowing base is reduced by $55,000 per month.  On May 24, 2011, the Partnership paid TCB fees of $43,500 in connection with the Amendment.  These fees have been capitalized as other non-current assets on the accompanying condensed balance sheet and will be amortized over the term of the credit agreement.

During July 2011, the Partnership and TCB executed the Second Amendment to Credit Agreement (“Second Amendment”), which is effective as of June 30, 2011. Under the Second Amendment, the borrowing base was reduced to $1,945,000 as of June 30, 2011 and the Partnership made a principal payment of $2,100,000 to reduce the loan balance to this amount.  In addition, effective August 1, 2011, the borrowing base is reduced by $30,000 per month.  During July 2011, the Partnership paid TCB fees of $6,316 in connection with the Second Amendment.  These fees have been capitalized as other non-current assets on the accompanying balance sheet and will be amortized over the term of the credit agreement.  At June 30, 2012, the borrowing base and outstanding balance due TCB was equal to $1,585,000.  The Partnership has recognized the entire $1,585,000 as a current liability as of June

30, 2012 due to the June 30, 2013 expiration of the Credit Agreement.  There is no additional availability under the borrowing base as of June 30, 2012.

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

At June 30, 2012, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into an account with the lender. A waiver of this requirement through December 31, 2012 has been obtained.

4. Transactions with Affiliates

Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, currently serves as the operator of the Slaughter Field in Cochran County, Texas (“the Slaughter Dean Project”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the six month period ended June 30, 2012, RELP received $28,035 in drilling compensation. During the year ended December 31, 2011, RELP received $54,005 in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the three and six month periods ended June 30, 2012, Reef and its affiliates received total reimbursements for direct costs of $41,208 and $102,920, respectively, and other documented out-of-pocket expenses of $203 and $342, respectively. During the three and six month periods ended June 30, 2011, Reef and its affiliates received total reimbursements for direct costs of $90,489 and $202,078, respectively, and other documented out-of-pocket expenses of $414 and $729, respectively.

Prior to January 1, 2012, RELP received an administrative fee to cover all general and administrative costs in an amount equal to 1/12 th of 1% of all capital raised payable monthly, totaling $74,740 per month.  During the first quarter of 2012, Reef reduced the amount of the monthly administrative fee from the calculated amount above to the amount calculated through the standard RELP overhead allocation.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three and six month periods ended June 30, 2012, RELP received administrative fees totaling $147,495 and $304,017, respectively. During the three and six month periods ended June 30, 2011, RELP received administrative fees totaling $224,220 and $448,440, respectively. Administrative fees are included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2012 and December 31, 2011, RELP owed the Partnership $714,076 and $598,599, respectively, for net revenues processed in excess of joint interest, drilling compensation, and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

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

5. Commitments and Contingencies

None.

6.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2012 is detailed below:

For the three months ended June 30, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$50,708	$5,653.25
General partner	490.9827	71,962	$146.57
Limited partner	397.0172	58,190	$146.57
Total	896.9696	$180,860

For the six months ended June 30, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$113,015	$12,599.64
General partner	490.9827	178,506	$363.57
Limited partner	397.0172	144,343	$363.57
Total	896.9696	$435,864

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

The Partnership utilized its capital to acquire oil and gas properties in three separate purchase transactions, and for a major waterflood development program. In January 2008, the Partnership purchased an initial 41% working interest in over 100 wells located in the Slaughter Dean Field in Cochran County, Texas, approximately 50 miles southwest of Lubbock, Texas. Under the terms of the acquisition agreement, as described in the Partnership’s Annual Report, each month thereafter additional working interests are purchased based on the amount the Partnership spends developing the field through January 2013. In a separate transaction in May 2008, the Partnership purchased an additional 11% working interest in the Slaughter Dean Field.

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

In addition, during 2010 the Partnership acquired from RCWI all of the working interests acquired by RCWI in the Lett Acquired Properties.  The Lett Acquired Properties are located in the Thums Long Beach Unit and include approximately 870 producing wells and 485 injection wells.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  The acquired working interests are all minority non-operated working interests. The Thums Long Beach Unit is operated by a third party operator not affiliated with the Partnership or Reef.

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

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of June 30, 2012.

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs
Purchase Existing Wells	$32,378,704	$—	$—	$32,378,704

New Wells
Producing Wells	33,823	29,078,781	—	29,112,604
Waterflood Injector Wells	—	5,149,620	—	5,149,620
Facilities	—	1,795,397	—	1,795,397

Existing Wells	—	—	7,076,447	7,076,447

Total	$32,412,527	$36,023,798	$7,076,447	$75,512,772

The Partnership has expended approximately $57,269,734 (included in the expenditures shown in the table above) on the Slaughter Dean Project as of June 30, 2012.  During the period from 2008 through 2010, the Partnership implemented a waterflood enhancement project on a portion of the Slaughter Dean Field. Well spacing was reduced from 40 to 20 acres per well.  The Partnership drilled 30 new producing wells and 5 new water injection wells, and performed workover operations on several old producing wells. In addition, 22 existing wells were converted to water injection wells and a new water injection pump was installed in order to increase the amount of water being injected back into the producing formation. Although the Slaughter Dean Field experienced periodic small increases in production during 2010, the waterflood enhancement project has not led to increased crude oil production as planned. Based upon observed results during 2010, the Partnership concluded during the fourth quarter of 2010 that although significant crude oil reserves may remain in the reservoir, the project work was deemed unlikely to be effective in materially increasing the recovery of those reserves. Therefore, at December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean Project by recognizing approximately $53,166,873 of property impairment expense.  The Partnership continues to monitor the implementation of waterflood operations and daily production of total fluids (oil and water), which are less than the total water injected each day, to determine the cause of the underperformance of the waterflood operations.  The Partnership may gather additional data in order to determine whether alternate configurations of water injection wells may be more effective in producing a better waterflood response in the future, though such alternative configurations may be cost prohibitive to the Partnership to implement.  The Partnership currently plans to continue waterflood operations as currently configured.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of June 30, 2012, the Partnership had expended $78,512,772 on property acquisition and development costs, prior to the Partnership’s sale of a portion of its interests in the Thums Long Beach Unit during 2011. Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions.

The Partnership had negative working capital of $375,102 at June 30, 2012, primarily as a result of the reclassification of the Partnership’s note payable balance as a current liability as of June 30, 2012 due to the expiration of the Partnership’s credit agreement on June 30, 2013. The Partnership is currently evaluating its options to meet its obligations under its credit agreement, including  the sale of producing properties or an extension of its credit agreement.

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Sales volumes:
Oil (Barrels)	16,175	16,836	32,063	32,380
Natural gas (Mcf)	23,923	36,648	68,409	77,717

Average sales prices received:
Oil (Barrels)	$84.77	$82.84	$89.23	$78.32
Natural gas (Mcf)	$4.91	$4.15	$3.99	$5.04

The estimated net proved crude oil and natural gas reserves as of June 30, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2012	665,180	968,340
June 30, 2011	749,366	1,179,527

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The Partnership had net income of $180,860 for the three month period ended June 30, 2012, compared to net income of $196,747 for the three month period ended June 30, 2011. The primary causes of this change were decreased sales volumes and revenues, as well as increases in various operating expenses.

Partnership revenues totaled $1,488,651 for the three month period ended June 30, 2012 compared to $1,546,637 for the comparable period in 2011.  The decrease in sales revenues between the periods ended June 30, 2012 and 2011 was caused primarily by the decrease in sales volumes.  Overall, oil and gas sales volumes decreased during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 by approximately 3.9% and 34.7%, respectively, due primarily to decreased production from new and existing wells on the Azalea Acquired Properties.  The sales price for crude oil rose by 2.3%, to an average price of $84.77  per Bbl for the three month period ended June 30, 2012, compared to an average price of $82.84 for the three month period ended June 30, 2011.  The sales price for natural gas rose by 18.3% from an average price of $4.15 per Mcf during the three month period ended June 30, 2011 to $4.91 during the three month period ended June 30, 2012.  The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses increased from $538,058 for the three month period ended June 30, 2011 to $616,352 for the three month period ended June 30, 2012.  Operating expenses increased on the Azalea Acquired Properties during the comparative periods, as did repairs and maintenance and overhead costs on the Slaughter Dean Field.  These increases were partially offset by decreased ad valorem taxes on all properties and lower labor and utilities charges related to the Lett Acquired Properties during the comparative periods.

Depreciation, depletion and amortization increased from $282,654 for the three month period ended June 30, 2011 to $308,137 for the three month period ended June 30, 2012. Although decreasing production rates led to a lower depletion rate, the Partnership’s depletable property basis increased over the comparable periods.

General and administrative costs incurred during the three month periods ended June 30, 2012 and 2011 decreased from $377,607 in 2011 to $221,048 in 2012. This decline is due to decreased salaries and wages for field personnel in the Slaughter Dean Field, decreased professional fees related to SEC filings and reserve reports, and decreased administrative fees charged by RELP.  During the three month period ended June 30, 2011, RELP received an administrative fee to cover all general and administrative costs in an amount equal to 1/12th of 1% of all capital raised payable monthly, which totaled $74,740 per month.  During the three month period ended June 30, 2012, Reef  reduced the amount of the monthly administrative fee from the calculated amount above to the amount calculated through the standard RELP overhead allocation.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three month periods ended June 30, 2012 and 2011, RELP received $147,495 and $224,220 of administrative fees from the Partnership, respectively.

Total other income and expense for the three month periods ended June 30, 2012 and 2011 decreased from expense of $55,228 in 2011 to expense of $26,839 in 2012.  Interest expense decreased during the comparable periods due to the Partnership’s payment of principal on its note payable.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The Partnership had net income of $435,864 for the six month period ended June 30, 2012, compared to a net loss of $4,412 for the six month period ended June 30, 2011. The primary causes of this change were increased sales revenues, as well as reductions in general and administrative costs.

Partnership revenues totaled $3,133,876 for the six month period ended June 30, 2012 compared to $2,927,680 for the comparable period in 2011, due primarily to increased oil sales prices.  Overall, oil and gas sales volumes decreased during the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 by approximately 1.0% and 12.0%, respectively, due primarily to decreased production from new and existing wells on the Azalea Acquired Properties, as well as the Lett Acquired Properties.  However, the sales price for crude oil rose by 13.9%, to an average price of $89.23  per Bbl for the six month period ended June 30, 2012, compared to an average price of $78.32 for the six month period ended June 30, 2011.  While the sales price for natural gas declined by 20.8% from an average price of $5.04 per Mcf during the six month period ended June 30, 2011 to $3.99 during the six month period ended June 30, 2012, gas only represented approximately  8.7% of total sales revenues of the Partnership for the period ended June 30, 2012, compared to 13.4% of total sales revenues for the period ended June 30, 2011.  The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses increased from $1,200,087 for the six month period ended June 30, 2011 to $1,287,055 for the six month period ended June 30, 2012.  Operating expenses increased on the Lett Acquired Properties during the comparative periods, as did repairs and maintenance expenses and overhead costs on the Slaughter Dean Field.  These increases were partially offset by decreased overhead charges related to the Azalea Acquired Properties during the comparative periods.

Depreciation, depletion and amortization increased from $599,977 for the six month period ended June 30, 2011 to $650,707 for the six month period ended June 30, 2012. Although decreasing production rates led to a lower depletion rate, the Partnership’s depletable property basis increased over the comparable periods.

General and administrative costs incurred during the six month periods ended June 30, 2012 and 2011 decreased from $802,238 in 2011 to $439,276 in 2012. This decline is due to decreased salaries and wages for field personnel in the Slaughter Dean Field, decreased professional fees related to SEC filings and reserve reports, decreased direct costs, and decreased administrative fees charged by RELP.  Salaries and wages of administrative Slaughter Dean Field personnel declined by approximately $73,000 for the six month period ended June 30, 2012, due to a permanent reduction in personnel. In addition, direct general and administrative costs charged to the Partnership declined by approximately $132,500 for the first six months of 2012. During the six month period ended June 30, 2011, RELP received an administrative fee to cover all general and administrative costs in an amount equal to 1/12th of 1% of all capital raised payable monthly, which totaled $74,740 per month.  During the six month period ended June 30, 2012, Reef reduced the amount of the monthly administrative fee from the calculated amount above to the amount calculated through the standard RELP overhead allocation.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the six month periods ended June 30, 2012 and 2011, RELP received $304,017 and $448,440 of administrative fees from the Partnership, respectively.

Total other income and expense for the six month periods ended June 30, 2012 and 2011 decreased from expense of $114,382 in 2011 to expense of $54,465 in 2012.  Interest expense decreased during the comparable periods due to the Partnership’s payment of principal on its note payable.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	August 14, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 14, 2012	By:	/s/ Daniel C. Sibley
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

*  Filed herewith

**Furnished herewith