Form 10-Q
period 2013-09-30
Reef Oil & Gas Income & Development Fund III LP
filed 2013-11-14
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 14, 2013, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest held by the managing general partner, and 397.0172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$565,215	$495,244
Accounts receivable	—	1,986
Accounts receivable from affiliates	682,983	679,422
Deferred financing fees, net	10,056	12,299
Total current assets	1,258,254	1,188,951

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $63,534,903 and $62,728,480	13,600,433	14,023,909
Unproved properties	524,357	524,357
Net oil and gas properties	14,124,790	14,548,266

Deferred financing fees, net	6,697	—

Total assets	$15,389,741	$15,737,217

Liabilities and partnership equity

Current liabilities:
Accounts payable	$6,912	$5,595
Current portion of long-term note payable	360,000	1,315,000
Total current liabilities	366,912	1,320,595

Long-term liabilities:
Note payable (Note 3)	590,000	—
Asset retirement obligation	2,437,672	2,366,899
Total long-term liabilities	3,027,672	2,366,899

Partnership equity
General partners	6,827,806	6,899,244
Limited partners	4,937,304	4,995,071
Managing general partner	230,047	155,408
Partnership equity	11,995,157	12,049,723

Total liabilities and partnership equity	$15,389,741	$15,737,217

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Oil, gas and NGL sales	$1,401,335	$1,345,466	$3,916,505	$4,479,342

Costs and expenses:
Lease operating expenses	583,360	619,270	1,748,688	1,906,325
Production taxes	77,561	18,832	228,220	227,529
Depreciation, depletion and amortization	280,781	257,333	806,423	908,040
Accretion of asset retirement obligation	38,259	29,738	116,216	87,550
General and administrative	162,951	203,211	568,926	642,487
Total costs and expenses	1,142,912	1,128,384	3,468,473	3,771,931

Income from operations	258,423	217,082	448,032	707,411

Other income (expense):
Miscellaneous income	14	—	457	69
Interest expense	(14,099)	(19,656)	(45,271)	(62,102)
Amortization of deferred financing fees	(2,809)	(6,538)	(12,389)	(18,626)
Total other income (expense)	(16,894)	(26,194)	(57,203)	(80,659)

Net income	$241,529	$190,888	$390,829	$626,752

Net income per general partner unit	$210.45	$162.34	$300.89	$525.91
Net income per limited partner unit	$210.45	$162.34	$300.89	$525.91
Net income per managing general partner unit	$6,092.29	$5,209.87	$13,783.41	$17,809.51

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$390,829	$626,752
Adjustments to reconcile net income to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(45,443)	(27,362)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	806,423	908,040
Accretion of asset retirement obligation	116,216	87,550
Amortization of deferred financing fees	12,389	18,626
Changes in operating assets and liabilities:
Accounts receivable	1,986	—
Accounts receivable from affiliates	(3,561)	(169,472)
Accounts payable	1,317	8,531
Net cash provided by operating activities	1,280,156	1,452,665

Cash flows from investing activities
Proceeds from sale of oil and gas properties	62,600	—
Property development	(445,547)	(731,162)
Net cash used in investing activities	(382,947)	(731,162)

Cash flows from financing activities
Payment of note payable	(365,000)	(270,000)
Payment of debt issuance costs	(16,843)	(812)
Partner distributions	(445,395)	(467,109)
Net cash used in financing activities	(827,238)	(737,921)

Net increase (decrease) in cash and cash equivalents	69,971	(16,418)
Cash and cash equivalents at beginning of period	495,244	513,410
Cash and cash equivalents at end of period	$565,215	$496,992

Supplemental cash flow disclosure:

Cash paid for interest	$45,040	$62,102

Supplemental disclosure of non-cash investing transactions:
Property sales included in accounts receivable from affiliates	$—	$138,973
Additions to property and asset retirement obligation	$—	$6,559

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2013 and 2012, the Partnership recognized no property impairment expense of proved properties.

At September 30, 2013 and December 31, 2012, unproved properties consist of non-operated, undrilled infill and offset drilling locations associated with certain working interests acquired from Azalea Properties Ltd. on January 19, 2010 by RCWI L.P., an affiliate of Reef, and assigned to the Partnership (the “Azalea Acquired Properties”). Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this assessment is included in the full cost pool in the current period, as appropriate. During the three and nine month periods ended September 30, 2013 and 2012, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2013 and the year ended December 31, 2012.

	Nine months ended September 30, 2013	Year ended December 31, 2012
Beginning asset retirement obligation	$2,366,899	$1,835,115
Additions related to new properties	—	7,579
Additions related to existing properties	—	438,610
Retirement related to property sales	—	(1,605)
Retirement related to property abandonment and restoration	(45,443)	(32,388)
Accretion expense	116,216	119,588
Ending asset retirement obligation	$2,437,672	$2,366,899

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at September 30, 2013 and December 31, 2012 and is classified as Level 2 within the fair value hierarchy.

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

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the acquisition of certain oil and gas properties (“Lett Acquired Properties”) purchased from Lett Oil & Gas, L.P. (“Lett”) by RCWI and assigned to the Partnership under the Assignment, Conveyance and Bill of Sale described in Note 2 of the Annual Report.  The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  At September 30, 2013, the interest rate was 5.0%. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2015, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  The Partnership borrowed $5,000,000 from TCB under the Credit Agreement which was paid directly to Lett to satisfy the closing obligations of RCWI under the purchase agreement for the Lett Acquired Properties.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.

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

On April 30, 2013, the Partnership entered into the Third Amendment to the Credit Agreement (“Third Amendment”), with TCB.  The Third Amendment extended the final maturity date of the Credit Agreement and the obligations thereunder from June 30, 2013 to June 30, 2015.  During May 2013, the Partnership paid TCB fees of $13,150 in connection with the Third Amendment.  These fees have been capitalized as other assets on the accompanying balance sheet and will be amortized over the remaining term of the Credit Agreement.  At September 30, 2013, the borrowing base, as well as the outstanding balance due under the Credit Agreement, was $950,000.  The borrowing base is currently being reduced by $30,000 per month.  The Partnership has recognized $360,000 of the outstanding note payable as a current liability as of September 30, 2013 on the accompanying balance sheet.

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

At September 30, 2013, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into an account with the lender.  A waiver of this requirement through December 31, 2013 has been obtained.

4. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. RELP currently serves as the operator of the Slaughter Field in Cochran County, Texas (the “Slaughter Dean Project”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells included in the Azalea Acquired Properties and the Lett Acquired Properties. All of the wells included in these two purchases are non-operated. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the nine month period ended September 30, 2013, RELP received $20,660 in drilling compensation. During the year ended December 31, 2012, RELP received $39,856 in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the three and nine month periods ended September 30, 2013, Reef and its affiliates received total reimbursements for direct costs of $13,545 and $79,348, respectively, and other documented out-of-pocket expenses of $269 and $1,179, respectively. During the three and nine month periods ended September 30, 2012, Reef and its affiliates received total reimbursements for direct costs of $32,056 and $134,976, respectively, and other documented out-of-pocket expenses of $73 and $415, respectively.

RELP also receives an administrative fee to cover all general and administrative costs.  During the three and nine month periods ended September 30, 2013, RELP received administrative fees totaling $136,058 and $377,227, respectively. During the three and nine month periods ended September 30, 2012, RELP received administrative fees totaling $153,741 and $457,758, respectively. Administrative fees are included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2013 and December 31, 2012, RELP owed the Partnership $682,983 and $633,900, respectively, for net revenues processed in excess of joint interest, drilling compensation, and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.  The Partnership also recorded $45,522 as accounts receivable from a Reef affiliate as of December 31, 2012 related to the sale of certain leasehold interests.  Payment was received by the Partnership during September 2013.

5. Commitments and Contingencies

None.

6.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2013 is detailed below:

For the three months ended September 30, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$54,646	$6,092.29
General partner	490.9827	103,329	$210.45
Limited partner	397.0172	83,554	$210.45
Total	896.9696	$241,529

For the nine months ended September 30, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$123,633	$13,783.41
General partner	490.9827	147,735	$300.89
Limited partner	397.0172	119,461	$300.89
Total	896.9696	$390,829

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

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of September 30, 2013.

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs
Purchase Existing Wells	$35,474,208	—	—	35,474,208

New Wells
Producing Wells	34,125	29,921,963	—	29,956,088
Waterflood Injector Wells	—	5,149,620	—	5,149,620
Facilities	—	1,795,397	—	1,795,397

Existing Wells	—	—	7,076,418	7,076,418

Total	$35,508,333	36,866,980	7,076,418	79,451,731

The Partnership has expended approximately $57,322,450 (included in the expenditures shown in the table above) on the Slaughter Dean Project as of September 30, 2013.  At December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean Project by recognizing approximately $53,166,873 of property impairment expense.  The Partnership continues to monitor the implementation of waterflood operations and daily production of total fluids (oil and water), which are less than the total water injected each day, to determine the cause of the underperformance of the waterflood operations.  The Partnership may gather additional data in order to determine whether alternate configurations of water injection wells may be more effective in producing a better waterflood response in the future, though such alternative configurations may be cost prohibitive to the Partnership to implement.  The Partnership currently plans to continue waterflood operations as currently configured.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 general partner units and 397.0172 limited partner units for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 general partner units at a price of $85,000 per unit, which is net of all offering costs. Organization and offering costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of September 30, 2013, the Partnership had expended $79,451,731on property acquisition and development costs, prior to sales of the Partnership’s interests or portions of its interests in certain properties during 2011 and 2012. Expenditures in excess of available capital have been financed through debt or recovered from cash flows by reducing Partnership distributions.

The Partnership had working capital of $891,342 at September 30, 2013. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Sales volumes:
Oil (Barrels)	13,658	14,754	40,540	46,817
Natural gas (Mcf)	29,061	32,226	74,403	100,635

Average sales prices received:
Oil (Barrels)	$95.02	$85.82	$89.43	$88.15
Natural gas (Mcf)	$3.56	$2.46	$3.91	$3.50

The estimated net proved crude oil and natural gas reserves as of September 30, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2013	736,400	958,530
September 30, 2012	804,530	981,070

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The Partnership had net income of $241,529 for the three month period ended September 30, 2013, compared to net income of $190,888 for the three month period ended September 30, 2012. The primary causes of this change were increases in average sales prices and decreases in lease operating and general and administrative expenses, which were partially offset by increases in production taxes.

Partnership revenue increased between the comparative periods, totaling $1,401,335 for the three month period ended September 30, 2013 compared to $1,345,466 for the comparable three month period in 2012, due to increases in average sales prices.  Overall sales volumes decreased by 8.1% on an EBO basis as a result of natural declining oil and gas production from wells in which the Partnership owns an interest.   However, this decline in volumes was more than offset by the increase in the average price received for both oil and gas.  The average sales price received for crude oil increased by 10.7% to $95.02 for the three month period ended September 30, 2013 as compared to $85.82 for the three month period ended September 30, 2012, and the average sales price received for natural gas increased by 44.7% to $3.56 for the three month period ended September 30, 2013 as compared to $2.46 for the three month period ended September 30, 2012. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $619,270 for the three month period ended September 30, 2012 to $583,360 for the three month period ended September 30, 2013, due primarily to lower workover expenses on the Slaughter Dean B Unit. Production tax expense totaled $77,561 for the three month period ended September 30, 2013 compared to $18,832 for the three month period ended September 30, 2012, due primarily to a refund of taxes received during the third quarter of 2012.  During the third quarter of 2012, RELP received a production tax refund from the State of Texas of approximately $54,000 related to the waterflood enhancement project performed in the Slaughter Dean Project. RELP had applied for a ten year severance tax reduction, pursuant to which the state severance tax on oil production would be reduced by 50%, from 4.6% to 2.3%, after completing the waterflood enhancement project during 2011. The State of Texas approved the severance tax reduction for the ten year period beginning period August 2011 through July 2021, and the overpaid taxes were refunded. Going forward, the overall average production tax rate paid by the Partnership will decline as a result of this rate reduction. Oil sales from the Slaughter Dean B Unit accounted for 28.3% of total third quarter 2013 revenues. The tax rate reduction saved the Partnership approximately $9,000 during the third quarter of 2013.

General and administrative costs incurred during the three month periods ended September 30, 2013 and 2012 decreased to $162,951 from $203,211. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $153,741 during the three month period ended September 30, 2012 to $136,058 during the three month period ended September 30, 2013. Decreased professional services fees related to processing SEC filings also contributed to the reduction in general and administrative costs.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The Partnership had net income of $390,829 for the nine month period ended September 30, 2013, compared to net income of $626,752 for the nine month period ended September 30, 2012. The primary cause of this change was declines in sales volumes, which were partially offset by increases in average sales prices for crude oil and natural gas.

Partnership revenue decreased by 12.6% between comparative periods, totaling $3,916,505 for the nine month period ended September 30, 2013 compared to $4,479,342 for the comparable nine month period in 2012.  Sales volumes decreased by 16.7% on an EBO basis as a result of natural declining oil and gas production from wells in which the Partnership owns an interest.  The percentage decline in revenues was less than the percentage decline in volumes due to increases in average sales prices between the comparative periods. The average sales price for crude oil increased by 1.5%, to an average price of $89.43 per Bbl for the nine month period ended September 30, 2013, compared to an average price of $88.15 for the nine month period ended September 30, 2012.  The average sales price for natural gas increased by 11.7%, from an average price of $3.50 per Mcf during the nine month period ended September 30, 2012 to $3.91 during the nine month period ended September 30, 2013.  The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $1,906,325 for the nine month period ended September 30, 2012 to $1,748,688 for the nine month period ended September 30, 2013, due primarily to lower workover expenses on the Slaughter Dean property, and lower overhead on the Azalea Acquired Properties. Production tax expense totaled $228,220 for the nine month period ended September 30, 2013 compared to $227,529 for the nine month period ended September 30, 2012. During the third quarter of 2012, RELP received a production tax refund from the State of Texas of approximately $54,000 related to the waterflood enhancement project performed in the Slaughter Dean Project. RELP had applied for a ten year severance tax reduction, pursuant to which the state severance tax on oil production would be reduced by 50%, from 4.6% to 2.3%, after completing the waterflood enhancement project during 2011. The State of Texas approved the severance tax reduction for the ten year period beginning period August 2011 through July 2021, and the overpaid taxes were refunded. Going forward, the overall average production tax rate paid by the Partnership will decline as a result of this rate reduction. Oil sales from the Slaughter Dean B Unit accounted for 30.4% of total revenues for the first nine months of 2013. The tax rate reduction saved the Partnership approximately $27,300 during the first nine months of 2013.

General and administrative costs incurred during the nine month periods ended September 30, 2013 and 2012 decreased to $568,926 from $642,487. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $457,758 during the nine month period ended September 30, 2012 to $377,277 during the nine month period ended September 30, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 14, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Daniel C. Sibley
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