Form 10-K
period 2013-12-31
Reef Oil & Gas Income & Development Fund III LP
filed 2014-03-31
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2014, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest and 0.6000 units of limited partner interest held by the managing general partner, and 396.4172 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

Glossary of Oil and Gas Terms

Glossary of Oil and Gas Terms

The following is a description of the meaning of some of the oil and gas terms used throughout this Annual Report on Form 10-K for the period ended December 31, 2013 (the “Annual Report”):

Bbl:  One stock tank barrel, or 42 U.S gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

BOE:  Barrels of oil equivalent, with six thousand cubic feet (6 MCF) of natural gas being equivalent to one barrel of crude oil.

Btu:  One British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

Developmental well:  A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Exploratory well:  A well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir, or to extend a known reservoir beyond its known horizon.

Horizontal drilling:  A drilling technique used in certain formations whereby a well is drilled vertically to a certain depth and then drilled at an angle greater than 70 degrees from vertical for a specified interval.

Hydraulic fracturing:  The process of creating and preserving a fracture or system of fractures in a reservoir rock, typically by injecting water, sand or chemicals under pressure through a wellbore and into the targeted formation.

Lease:  Full or partial interest in (a) undeveloped oil and gas leases; (b) oil and gas mineral rights; (c) licenses; (d) concessions; (e) contracts; (f) fee rights; or (g) other rights authorizing the owner thereof to drill for, reduce to possession and produce crude oil and natural gas.

Mcf:  One thousand cubic feet , used in reference to natural gas.

Organization and offering costs:  All costs of organizing and selling the offering including, but not limited to, total underwriting and brokerage discounts and commissions, expenses for printing, engraving, mailing, charges of transfer agents, registrars, trustees, escrow holders, depositaries, engineers and other experts, expenses of qualification of the sale of securities under federal and state law, including taxes and fees and accountants’ and attorneys’ fees and other front-end costs.

Net revenue interest:  An owner’s interest in the revenues from a productive well after deducting proceeds allocated to royalty and overriding interests.

Prospect:  A specific geographic area which, based upon supporting geological, geophysical, or other data and also preliminary analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved oil and gas reserves:  The estimated quantities of crude oil, natural gas, and natural gas liquids which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations (i.e. prices, costs, and government regulations as of the date the estimate is made). Depending on their status of development, proved reserves may be classified as either (1) Proved Developed Reserves or (20) Proved Undeveloped Reserves.

Proved developed oil and gas reserves: Reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This classification includes:

(1)         Proved Developed Producing Reserves: Proved developed reserves which are expected to be produced from existing completion intervals now open for production in existing wells

(2)         Proved Developed Non-Producing Reserves: Proved developed reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected to be produced through those wells in a predictable future time, where the required completion or re-completion work prior to the start of oil and gas production is relatively small compared to the cost of a new well.

Proved undeveloped reserves:  The proved reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units which are virtually certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

Undeveloped acreage:  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, and natural gas, and natural gas liquids regardless of whether such acreage contains estimated proved reserves.

Working interest: The operating interest that gives the owner the right to drill, produce, and conduct operating activities on an oil and gas property and receive a share of production, and requires the owner to pay a share of the costs of drilling and production operations.

PART I

ITEM 1.                                                BUSINESS

Introduction

Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) is a limited partnership formed under the laws of the state of Texas on November 27, 2007. The Partnership was formed to purchase working interests in oil and gas properties with the purposes of (i) growing the value of properties through the development of proved undeveloped reserves, (ii) generating revenue from the production of crude oil and natural gas, (iii) distributing cash to the partners of the Partnership, and (iv) selling the properties no later than 2015, in order to maximize return to the partners of the Partnership.  Reef Oil & Gas Partners, L.P. (“Reef”) is the managing general partner of the Partnership.  Terms used in this Annual Report such as “we,” “us” or “our” refer to Reef.

The Partnership sought to purchase working interests in oil and gas properties with both proved producing reserves and proved undeveloped reserves. During the period from November 27, 2007 through the period ended June 30, 2010, the Partnership made three major property acquisitions with the capital raised by the Partnership. These three acquisitions are referred to as the Slaughter Dean acquisition, the Azalea acquisition, and the Lett acquisition. On all properties purchased, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but not to engage in exploratory drilling for unproved reserves.  Drilling locations with unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef.

In instances where the percentage ownership of the Partnership in a property is large enough, Reef Exploration, L.P., an affiliate of Reef (“RELP”), serves as the property’s operator. RELP currently serves as operator of the wells acquired in the Slaughter Dean acquisition. All wells included in the Azalea and Lett acquisitions are operated by third parties not affiliated with the Partnership, Reef, or any other Reef affiliate. Other partnerships managed by Reef also own working interests in some of the properties acquired in the Azalea and Lett acquisitions.

Property Acquisition, Development, and Divestiture

Slaughter Dean Acquisition

The Slaughter Dean acquisition consisted of the purchase of a working interest in a producing oil property with approximately 70 wells producing or capable of producing crude oil at the time of the Partnership’s acquisition in January 2008. These wells are located in the Slaughter Field in Cochran County, Texas. Though the wells acquired in the Slaughter Dean acquisition had existing production, the acquisition was made primarily for the purpose of developing the field’s reserves by performing a waterflood development project in a portion of the field. The Slaughter Dean acquisition consisted of approximately 70 wells and 6,700 acres and produces crude oil and natural gas from the San Andres formation at depths from 5,000 to 5,500 feet. The major portions of the Slaughter Dean field were previously unitized for waterflood operations. During the period from 2008 through 2010, RELP, on behalf of the Partnership and other working interest owners, performed additional waterflood developmental work within the Slaughter Dean field in an attempt to increase the ultimate recovery of crude oil and natural gas from the field.  The Slaughter Dean acquisition is divided into two units and one non-unitized lease known as (i) the Dean Unit, (ii) the Dean “B” Unit, and (iii) the Dean “K” lease, respectively. Waterflood developmental activity was focused in the Dean “B” Unit. Several existing productive wells were converted into water injection wells, unit spacing was changed from 40 acres per well to 20 acres per well, and new production and injection wells were drilled within the new unit spacing.  Some inactive water injection wells and marginal producing wells were also converted to water injection wells. New injection pumps were installed which enabled the unit to approximately triple its water injection capacity to over 6,000 barrels of water per day, in an attempt to pressurize the reservoir via water fill-up.  The development work was performed during 2008 and 2009, and the additional injection capacity was added during the first quarter of 2010.

The actual results of the additional developmental work did not produce the desired production of additional oil.  The waterflood activities described above temporarily reduced the rate of decline in oil production, but did not increase crude oil production as desired.  Although significant crude oil reserves may remain in the reservoir, the effort to increase the waterflood response was determined to be unlikely to be effective in materially increasing the recovery of those reserves, based upon the results during 2010.  The Partnership re-evaluated its reserves associated with the development and enhancement of waterflood operations based on data obtained from the operations of the Slaughter Dean waterflood to determine what quantities of crude oil and natural gas reserves the Partnership could reasonably expect to recover from this reservoir under current economic and operating conditions. Based upon this analysis, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean waterflood of $53,166,873 as of December 31, 2010.

RELP has continued to monitor the waterflood operations and daily production of total fluids (oil and water) during 2011, 2012 and 2013, but no further developmental activities were performed during those years. Although the total water injection on a daily basis exceeds the fluids being removed from the reservoir, no noticeable increase in pressure or fluid production has been observed. During 2012, RELP ran injection profile logs on five of the current water injection wells hoping they might aid in determining if there is any work that might be performed on the injection wells to try and improve the waterflood pattern performance; however, the results of this work were inconclusive. While alternative configurations may improve waterflood results, the Partnership does not possess the capital required to implement a re-configuration of the waterflood. RELP continues to monitor waterflood operations and continues to operate the Slaughter Dean Project without any changes.

Azalea Acquisition

During January 2010, the Partnership acquired from RCWI, an affiliate of the Partnership, at cost, 61% of the working interests initially acquired by RCWI from Azalea Properties, Ltd. RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The Azalea acquisition included working interests in more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and also included undrilled infill and offset acreage on certain properties.  The acquired working interests are all minority non-operated interests.  The properties are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef.

The Partnership has participated as a working interest owner in the drilling of additional developmental wells on some of the properties purchased, and during 2010 sold interests in certain acquired properties to other Reef affiliates when it was determined that additional drilling activities on such properties was not considered developmental. Additional property sales subsequent to 2010 are summarized below.

Lett Acquisition

During June 2010, the Partnership acquired from RCWI, at cost, working interests acquired by RCWI from Lett Oil & Gas, L.P. The Lett acquisition consisted of working interests in the Thums Long Beach Unit, a producing oil and gas property with approximately 870 producing wells and 485 injection wells.  The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  The acquired working interests are all minority non-operated interests. The Thums Long Beach Unit is operated by a third party which is not an affiliate of the Partnership or Reef.

Sales of Interests — Thums Long Beach Unit

In January 2011, the Partnership sold a portion of its interests in the Thums Long Beach Unit to Reef Oil & Gas 2010-A Income Fund, L.P., a Reef affiliate.  In June 2011, the Partnership sold an additional portion of its interests in the Thums Long Beach Unit to the same affiliate. The Thums Long Beach Unit is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California. These interests were initially acquired as part of the Lett Acquisition, and were sold primarily in order for the Partnership to pay down its debt obligations under the Partnership’s credit agreement. The Partnership received $350,000 in cash in exchange for the interests sold in January and $2,650,000 for the interests sold in June.  The Partnership recorded no gain or loss associated with these transactions.

Sales of Interests — Covington Prospect

In September 2012, the Partnership sold leasehold interests related to a three well drilling program in the Covington Prospect in Ward County, Texas proposed by a third party operator, to Reef 2012-A Private Drilling Fund, L.P., a Reef affiliate (“Reef 2012-A”).  The estimated drilling cost of the three proposed wells to the Partnership was in excess of $450,000, and the Partnership would have needed to retain cash flow from producing properties and forego distributions to partners for several months in order to fund this drilling project. The leasehold acreage sold also included one productive working interest well and twelve productive royalty interest wells that currently produce oil and gas from different geologic zones than the zone to be tested in the three proposed wells.  The Partnership recorded $138,973 as accounts receivable from affiliates at September 30, 2012 related to this transaction.  During 2012, Reef 2012-A paid $93,451 to the Partnership in connection with this sale, and the Partnership had a receivable of $45,522 at December 31, 2012. The purchase and sale agreement called for the Partnership to receive an amount equal to the value of the first drilled well, based upon a 12 percent per year discount factor (“PV12%”) from a third party engineering report prepared at year-end 2012 in accordance with SEC regulations. This report was received during 2013 and the sales price was adjusted from $138,973 to $201,573. The Partnership received the $45,522 account receivable, plus an additional payment of $62,600 from Reef 2012-A in 2013. The Partnership recorded no gain or loss related to this sales transaction.

Sales of Interests — Carter County, Oklahoma

The Partnership sold its interest in two wells acquired as a part of the Azalea acquisition during the fourth quarter of 2013. The Partnership owned working interests of less than 2% in each well. The operator of these two properties received an offer from a third party interested in drilling new wells to a deeper horizon than the current wells. The operator notified the working interest partners of the offer, and the Partnership agreed to include the interests owned by the Partnership in the sale. The Partnership received approximately $191,000 for its interest in the two wells. The estimated discounted future net cash flows included in the Partnership’s 2012 reserve report for these two wells was less than $2,000. The Partnership utilized $170,000 of the proceeds to prepay principal under its existing credit agreement. The Partnership recorded no gain or loss related to this sales transaction.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2013, one marketer and one operator accounted for 38.0% and 32.8% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2012, one marketer and one operator accounted for 34.6% and 26.8% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2011, one marketer and one operator accounted for 34.9% and 29.4% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Competition

There are a large number of oil and gas companies in the United States. Competition is strong among persons and entities involved in the acquisition of oil and gas properties, as well as the exploration for and production of crude oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

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

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements could further substantially increase the availability of natural gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of natural gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (“OPEC”) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and maintaining, reducing, or increasing certain price levels.  Reef is unable to predict what effect, if any, such actions will have on both the price and volume of crude oil produced and sold from the Partnership’s wells.

In several initiatives, FERC has required pipeline transportation companies to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market.  Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally.  These systems will allow rapid consummation of natural gas transactions.  Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Governmental Regulation

The Partnership’s operations will be affected from time to time in varying degrees by domestic and foreign political developments, and by federal and state laws and regulations.

Production.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Among the ways that states control production is through regulations that establish the spacing of wells, or in some instances limit the number of days in a given month that a well is permitted to produce oil and gas.

Operators of oil and gas properties are required to have a number of permits to operate oil and gas properties, including operator permits and permits to dispose of salt water. RELP possesses all material requisite permits required by the states and other local authorities in areas where it operates Partnership properties.  In addition, under federal law, operators of oil and gas properties are required to possess certain certificates and permits such as hazardous materials certificates, which RELP has obtained.

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

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and/or gas, or the market demand for oil and/or gas, nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

Climate Change Legislation and Greenhouse Gas Regulation. The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the “Protocol”). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol. However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the operations on wells by the Partnership. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the Partnership’s business.

Employees

The Partnership has no employees, and is managed by the managing general partner, Reef.  RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations.  The Partnership reimburses RELP for technical and administrative services at cost.  See “Item 11.  Executive Compensation.”

CAUTIONARY INFORMATION ABOUT FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements; other than statements of historical fact, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements. You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report.  Specifically, the following statements are forward-looking:

•                                          statements regarding the Partnership’s overall strategy for acquiring and disposing of oil and gas properties;

•                                          statements regarding the Partnership’s plans to develop the Slaughter Dean field, including the enhancement of production of existing wells through waterflood operations;

•                                          statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, our competition, pricing, level of production, or the regulations that may affect the Partnership;

•                                          statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expect to incur and people and services the Partnership may employ;

•                                          statements regarding the timing of distributions

•                                          any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                          any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to our investors. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in Item 1A of this Annual Report captioned “RISK FACTORS.” Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. All forward looking statements speak as of the filing date of this report. All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. Reef does not intend to update its forward-looking statements, except as otherwise required by applicable law. All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

Drilling for oil and gas involves numerous risks, including the risk that no commercially productive crude oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners.

Oil and gas investments are risky.

Although the Partnership will not engage in any exploratory drilling, the acquisition, development and operation of oil and gas properties is not an exact science and involves a high degree of risk.  The risks of acquiring and operating producing properties are generally less than those associated with the drilling of wells.  Developmental drilling may result in dry holes or wells that do not produce crude oil or natural gas in sufficient quantities to make them commercially profitable to complete.  The producing properties acquired by the Partnership may not produce sufficient quantities of crude oil or natural gas to enable an investor partner to obtain any certain projected rate of return on his or her investment, and it is possible that investor partners may lose money.

We are subject to substantial environmental hazards and operating risks that may adversely affect the results of operations.

There are numerous natural hazards involved in the drilling and operation of oil and gas wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves,  pollution, releases of toxic gas and other environmental hazards and risks. There are also hazards involved in the transportation of crude oil and natural gas from Partnership wells to market. Such hazards include pipeline leakage and risks associated with the spilling of oil transported by rail or barge instead of pipeline, both of which could result in liabilities associated with environmental cleanup. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property damage claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities. In the event the Partnership incurs uninsured losses or liabilities, the Partnership’s funds available for Partnership purposes may be substantially reduced or lost completely, and investor general partners may be jointly and severally liable for such amounts.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 78.3% of the Partnership’s estimated proved reserves at December 31, 2013 were crude oil reserves, and, as a result, financial results are more sensitive to fluctuations in crude oil prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of crude oil and natural gas, has no hedges in place at

December 31, 2013. Accordingly, the Partnership is at risk for the volatility in crude oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

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

The Partnership has limited ability to exercise influence over and control the risks associated with operations on properties not operated by RELP. The Azalea acquisition properties and the Lett acquisition properties are all operated by third party operators. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•	timing and amount of capital expenditures;
•	expertise and financial resources;
•	inclusion of other participants in drilling wells; and
•	the use of technology.

In addition, the Partnership could be held liable for the joint interest obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. Full development of leases and prospects may be jeopardized in the event other working interest owners cannot pay their share of drilling and completion costs.

The Partnership may become liable for joint activities of other working interest owners.

The Partnership holds title to its interests in oil and gas properties in its own name, and it is anticipated that the Partnership will hold any additional interests in properties it may purchase in the future in its own name.  Additionally, the Partnership is and will continue to be a joint working interest owner with other parties.  It has not been clearly established whether joint working interest owners have several liability or joint and several liability with respect to obligations relating to the working interest. Although the operating agreements relating to properties ordinarily specify that the liabilities of joint working interest owners will be several, if the Partnership and other working interest owners are determined to have joint and several liability, the Partnership could be responsible for the obligations of these other parties relating to the entire working interest.  The Partnership was advised that Davric, Corporation, who is unrelated to Reef and owns a 7% working interest in the Dean Unit and the Dean “B” Unit in the Slaughter Dean Project, was unable to pay $538,443 of its share of costs incurred subsequent to February 28, 2009.  Pursuant to the Davric Operating Agreement, the Partnership assumed the 7% working interest of Davric and Davric is now a non-consenting working interest owner. The unpaid costs have been recorded as property additions and operating costs on the books of the Partnership, and the Partnership will retain the Davric 7% working interest until the net revenues related to this interest exceed the unpaid costs, plus penalties ranging from 300% to 450% of the amount in default.

Crude oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Securities and Exchange Commission (“SEC”) rules require the Partnership to present annual estimates of reserves using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-

month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

Reservoir engineering, which is the process of estimating quantities of crude oil and natural gas reserves, is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data for each reservoir. These estimates are dependent upon many variables, and changes occur as knowledge of these variables evolves. Therefore, these estimates are inherently imprecise, and are subject to considerable upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. In addition, reserve estimates for properties which have not yet been drilled, or properties with a limited production history may be less reliable than estimates for properties with longer production histories.

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2013 are based upon the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month prices and year end costs. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

It is not possible to predict the life and production of any well.  The actual lives could differ significantly from those anticipated.  Sufficient crude oil or natural gas may not be produced for investor partners to receive a profit or even to recover their initial investment.  In addition, production from the Partnership’s oil and gas wells, if any, will decline over time, and does not indicate any consistent level of future production.  This production decline may be rapid and irregular when compared to a property’s initial production.

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

Our dependence on third parties for the processing and transportation of crude oil and natural gas may adversely affect the Partnership’s revenues and distributions.

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

Net proceeds from the sale of units in the Partnership were used for the Slaughter Dean acquisition and the execution of the waterflood development work plan, including drilling new oil wells on the Dean “B” Unit and providing necessary production equipment and facilities to service such oil and gas wells.  Net proceeds from the sale of units in the Partnership were also used in connection with the Azalea acquisition in January 2010. However, the Partnership borrowed $5,000,000 from a bank in connection with the Lett acquisition in June 2010.  As of December 31, 2013, the outstanding balance of these borrowings was $690,000.  Although there are no plans at this time to do so, certain costs of operations may also be financed through partnership borrowings and through utilization of partnership revenues obtained from production, the sale of producing or non-producing reserves, the sale of net profits interests or other operating or non-operating interests in properties, or other methods of financing.  If these methods of financing should prove to be unavailable or insufficient to maintain the desired level of operations for the Partnership, operations could be continued through farmout arrangements with third parties (including affiliated partnerships) or the sale of net profits interests or other operated or non-operating interests in properties.  This could result in the Partnership giving up a substantial interest in crude oil and natural gas reserves.  If the Partnership sells net profits interests in properties, the Partnership will incur costs that it cannot recover from the holders of the net profits interests, except from future revenues, if any, relating to such properties.  The effect of borrowing or other financing could be to increase funds available to the Partnership, but also could be to reduce cash available for distributions to the extent cash is used to repay borrowings, or to reduce reserves if properties are farmed out or interests in the properties are sold.

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

Titles to the Partnership’s interest in the leases for the Slaughter Dean field and the Thums Long Beach Unit are held in the name of the Partnership.  Under the RCWI Agreement, title to the Azalea acquisition properties is held temporarily in the name of RCWI.  When the Partnership acquires additional properties, title to those properties may be held temporarily in Reef’s name or in the name of one or more of Reef’s affiliates as nominee for the Partnership in order to facilitate the acquisition of properties by the Partnership and for other valid purposes. When this is the case, the Partnership runs the risk that the transfer of title could be set aside in the event of the bankruptcy of the party holding title.  In this event, title to the leases and the wells would revert to the creditors or trustee, and the Partnership would either recover nothing or only the amount paid for the leases and the cost of drilling the wells.  Assigning the leases to the Partnership after the wells are drilled and completed, however, will not affect the availability of the tax deductions for intangible drilling costs since the Partnership will have an economic interest in the wells under the drilling and operating agreement before the wells are drilled.  See “ITEM 2.  PROPERTIES — Title to Properties.”

ITEM 1B.                                           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                                                                PROPERTIES

Drilling, Waterflood Development Activities and Productive Wells

The Slaughter Dean acquisition included approximately 70 wells producing or capable of producing crude oil at the time of the Partnership’s acquisition in January 2008.  Reef implemented a waterflood development plan on a portion of the Dean “B” Unit during 2008 and 2009, and upgraded water injection facilities during 2010. The Partnership spent a significant portion of its capital on the Slaughter Dean waterflood project.

The drilling of new water injection wells and the conversion of a number of old already-producing oil wells to water injection wells was intended to increase the productivity of the project as a whole.  The gradual filling of the productive formation via this enhancement of waterflooding was designed to loosen and force out additional oil, thereby increasing the ultimate recovery of crude oil in the Dean “B” Unit.

While the waterflood development activity temporarily reduced the rate of decline in oil production, the desired increase in oil production rates did not materialize. As a result, as of December 31, 2010 the Partnership determined that the waterflood development work was unlikely to be effective in materially increasing the recoverable crude oil reserves that may remain in the reservoir. Based upon this analysis, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean waterflood development project of $53,166,873 as of December 31, 2010.

RELP has continued to monitor the waterflood operations and daily production of total fluids (oil and water) during 2011, 2012 and 2013, but no further developmental activities were performed during those years. Although the total water injection on a daily basis exceeds the fluids being removed from the reservoir, no noticeable increase in pressure or fluid production has been observed. During 2012, RELP ran injection profile logs on five of the current water injection wells hoping they might aid in determining if there is any work that might be performed on the injection wells to try and improve the waterflood pattern performance; however, the results of this work were inconclusive. While alternative configurations may improve waterflood results, the Partnership does not possess the capital required to implement a re-configuration of the waterflood. RELP continues to monitor waterflood operations and continues to operate the Slaughter Dean Project without any changes.

The Partnership also owns non-operated minority working interests in properties acquired in the Azalea and Lett acquisitions, which consist of over 400 properties and more than 1,400 wells located in twelve states, which were acquired in two separate purchases completed during 2010.  The largest property purchased in the Azalea acquisition is an interest in the Thums Long Beach Unit, which is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  Thums Long Beach has produced more than 930 BOE from the Wilmington Field, and it is estimated it has in excess of 200 million barrels of oil equivalent remaining to be produced using current costs and pricing as of December 31, 2013. Thums Long Beach derived its name from the property’s original shareholders, Texaco, Humble, Union, Mobil and Shell.  The only property acquired in the Lett acquisition was an additional interest in the Thums Long Beach Unit.

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

In September 2012, the Partnership sold leasehold interests related to a three well drilling program in the Covington Prospect in Ward County, Texas proposed by a third party operator, to Reef 2012-A Private Drilling Fund, L.P., a Reef affiliate (“Reef 2012-A”).  The estimated drilling cost of the three proposed wells to the Partnership was in excess of $450,000, and the Partnership would have needed to retain cash flow from producing properties and forego distributions to partners for several months in order to fund this drilling project. The leasehold acreage sold also included one productive working interest well and twelve productive royalty interest wells that currently produce oil and gas from different geologic zones than the zone to be tested in the three proposed wells.  The Partnership recorded $138,973 as accounts receivable from affiliates at September 30, 2012 related to this transaction.  During 2012, Reef 2012-A paid $93,451 to the Partnership in connection with this sale, and the Partnership had a receivable of $45,522 at December 31, 2012. The purchase and sale agreement called for the Partnership to receive an amount equal to the value of the first drilled well, based upon a 12 percent per year discount factor (“PV12%”) from a third party engineering report prepared at year-end 2012 in accordance with SEC regulations. This report was received during 2013 and the sales price was adjusted from $138,973 to $201,573. The Partnership received the $45,522 account receivable, plus an additional payment of $62,600 from Reef 2012-A in 2013. The Partnership recorded no gain or loss related to this sales transaction.

The Partnership sold its interest in two wells acquired as a part of the Azalea acquisition during the fourth quarter of 2013. The Partnership owned working interests of less than 2% in each well. The operator of these two properties received an offer from a third party interested in drilling new wells to a deeper horizon than the current wells. The operator notified the working interest partners of the offer, and the Partnership agreed to include the interests owned by the Partnership in the sale. The Partnership received approximately $191,000 for its interest in the two wells. The estimated discounted future net cash flows included in the Partnership’s 2012 reserve report for these two wells was less than $2,000. The Partnership utilized $170,000 of the proceeds to prepay principal under its existing credit agreement. The Partnership recorded no gain or loss related to this sales transaction.

The Partnership does not expect to purchase interests in any additional properties. The Partnership evaluates, on a case by case basis, proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with the Azalea acquisition, and agrees to participate or declines to participate in such additional drilling based upon its evaluations of such proposals. Should the Partnership receive proposals for new wells that are classified as exploratory wells, the Partnership may sell the acreage, along with any currently productive wells on the lease, to other Partnerships affiliated with Reef and RELP.

Proved Crude Oil and Natural Gas Reserves

Estimates of the Partnership’s proved reserves are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc. as of December 31, 2013. All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2013, 2012, and 2011 are summarized below. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2011	679,860	1,172,750
Net proved reserves as of December 31, 2012	765,790	970,760
Net proved reserves as of December 31, 2013	544,000	905,950

The standardized measure of discounted future net cash flows as of December 31, 2013, 2012, and 2011 is computed by applying the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2011	$16,035,470
Standardized measure of discounted future net cash flows as of December 31, 2012	$16,721,530
Standardized measure of discounted future net cash flows as of December 31, 2013	$13,982,370

During the years ended December 31, 2013, 2012, and 2011, the Partnership recorded no property impairment costs of proved properties.

During 2013, the rate of decline in production from the wells in the Slaughter Dean field increased, and, as a result, reserve estimates were adjusted downward. Estimated proved reserves related to the Partnership’s working interest in the Slaughter Dean wells at December 31, 2013 were estimated to be approximately 113,000 Bbl, compared to approximately 332,000 Bbl at December 31, 2012.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum engineering firm, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2013, 2012, and 2011 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2013, 2012 and 2011.  The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  FGA is an independent firm of petroleum engineers and geologists.  They do not own an interest in any of our properties, and are not employed on a contingent fee basis.  FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, is primarily responsible for overseeing the preparation of reserve estimates by FGA.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over nineteen years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

Title to Properties

Title to the Partnership’s interest in the leases for the Slaughter Dean wells, the Thums Long Beach Unit, and certain Azalea acquisition properties is held in the name of the Partnership.  Under the RCWI Agreement, title to properties is temporarily held in the name of RCWI. Upon acquiring properties, title to properties may be held temporarily in Reef’s name or in the name of one or more of Reef’s affiliates as nominee for the Partnership in order to facilitate the acquisition of properties by the Partnership and for other valid purposes.  Otherwise, record title to the Partnership properties will be held in the name of the Partnership.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2013, the Partnership had one managing general partner, 813 non-Reef general partners, and 666 non-Reef limited partners. Reef holds a total of 8.9697 general partner units and 0.6000 limited partner units, and the non-Reef partners hold 490.9827 general partner units and 396.4172 limited partner units. No established trading market exists for the units, and there is no unit repurchase program available to investor partners under the terms of the Partnership Agreement.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is available for distribution to the partners at least quarterly in accordance with the Partnership

Agreement. The Partnership has made cash distributions to the partners of crude oil and natural gas sales revenues, less operating, general and administrative, and other costs since January 2008. Cash distributions were distributed 11% to Reef and 89% to investor partners. During 2013, Reef purchased 0.60 units of limited partner interest from one of the investor partners (representing 0.067% of investor partner units.). Thus, effective October 1, 2013 Reef also holds 0.067% of the 89% interest in the Partnership (0.060%) represented by the investor partner units, and receives 0.060% of the distributions paid to investor partners. The Partnership’s credit agreement contains certain restrictions on distributions, including the absence of default as defined by the credit agreement, the maintenance of a minimum cash balance, and a maximum amount to be distributed based on certain other calculations described in the credit agreement. Cash distributions paid during 2013, 2012, and 2011 were $682,835, $655,321, and $867,371, respectively.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

Use of Proceeds

Units of limited and general partner interests in the Partnership were offered at $100,000 each (with a minimum investment of ¼ unit at $25,000) to accredited investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, with a maximum offering amount of $90,000,000 (900 units).  Reef Securities, Inc., an affiliate of Reef, served as the dealer manager for the private placement.  An amount equal to 15% of the proceeds realized from the sale of interests to investors was paid to Reef as a management fee.  Reef paid all organization and offering costs of the Partnership, including sales commissions, from this amount.  The remaining 85% of the proceeds has been expended on the Slaughter Dean, Azalea, and Lett acquisitions, the waterflood development project at Slaughter Dean and drilling of developmental wells upon acreage purchased in connection with the Azalea acquisition, and payment of additional fees owed to Reef as a result of such activities.  On June 12, 2008, the offering of units of general and limited partner interests in the Partnership was closed.  A total of $88,648,094 was raised by the Partnership, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units, of which $48,984,933 were sold to accredited investors as units of general partner interest and $39,663,161 were sold to accredited investors as units of limited partner interest.  As managing general partner, Reef contributed $762,425 (approximately one percent 1%) of the total contributions of the non-Reef general partners and limited partners) to the Partnership in exchange for 8.9697 units of general partner interest, resulting in a total capitalization of the Partnership of $89,410,519 before payment of the 15% management fee used by Reef to pay organization and offering costs.

All units except those purchased by Reef paid a 15% ($13,320,000, less $151,906 of unpaid net asset values) management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership oil and gas operations. As of December 31, 2013, the Partnership had expended $57,328,179 on acquisition and development of the Slaughter Dean wells, $16,270,856 on the acquisition and development of the Azalea properties, and $6,901,254 on the acquisition and development of the Lett properties, prior to sales of the Partnership’s interests or portions of its interests in certain properties. The Partnership has no current plans to purchase additional oil and gas properties.

Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2013	2012	2011	2010	2009

Revenue	$5,112,482	$5,830,997	$6,048,932	$5,599,090	$1,655,812
Interest income	—	—	—	3,490	140,471
Miscellaneous income	463	69	—	—	—
Costs and expenses	(4,691,645)	(5,045,066)	(5,786,568)	(65,305,926)	(3,343,360)
Net income (loss)	421,300	786,000	88,107	(59,839,904)	(1,547,077)

Allocation of net income (loss):
Managing general partner	156,604	208,709	112,569	(588,353)	(70,841)
General partner	146,353	319,189	(13,525)	(32,760,687)	(816,223)
Limited partner	118,343	258,102	(10,937)	(26,490,864)	(660,013)
Net income (loss) per managing partner unit	17,459.23	23,268.23	12,549.94	(65,593.41)	(7,897.79)
Net income (loss) per general partner unit	298.08	650.10	(27.55)	(66,724.73)	(1,662.43)
Net income (loss) per limited partner unit	298.08	650.10	(27.55)	(66,724.73)	(1,662.43)

Total assets	14,949,750	15,737,217	15,522,756	18,362,120	74,855,409
Long-term liabilities	2,793,175	2,366,899	3,240,115	5,653,946	248,912
Distributions to managing general partner	75,112	72,085	107,464	101,085	49,050
Distributions to general and limited partners	607,723	583,236	759,907	927,441	362,131
Distributions per managing general partner unit	8,373.97	8,036.50	11,980.78	11,269.61	5,468.41
Distributions per general partner unit	684.37	656.80	855.75	1,044.42	407.81
Distributions per limited partner unit	684.37	656.80	855.75	1,044.42	407.81

Operating Data
Annual sales volume:
Gas (MCF)	93,936	138,956	127,039	190,208	7,204
Oil (BBL)	52,584	61,718	62,255	66,352	33,235

Average sales price:
Gas (per MCF)	$3.89	$3.40	$4.70	$4.66	$1.49
Oil (per BBL)	$90.27	$86.82	$87.58	$71.04	$49.50

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions under different conditions. The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved crude oil and natural gas reserves, the use of these crude oil and natural gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations, and estimates of future abandonment obligations used in recording asset retirement obligations.

Management is also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas activities. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 Mcf to 1 Bbl. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves.

In applying the full cost method, the Partnership is required to perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized no property impairment expense of proved properties.

Unproved property consists of undrilled infill and offset acreage acquired in connection with the purchase of the Azalea properties. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation.  To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized no property impairment expense of unproved properties.

The Partnership expects that all of its unproved property costs at December 31, 2013 will be drilled and transferred to proved property cost within 10 years of acquisition.  All unproved property cost not being amortized as of December 31, 2013 was incurred during the year ended December 31, 2010.

Estimates of Proved Oil and Gas Reserves

The estimate of the Partnership’s proved reserves at December 31, 2013 was prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by FGA, an independent petroleum engineering firm.

Reservoir engineering, which is the process of estimating quantities of crude oil and natural gas reserves, is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data for each reservoir. These estimates are dependent upon many variables, and changes occur as knowledge of these variables evolves. Therefore, these estimates are inherently imprecise, and are subject to considerable upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. In addition, reserve estimates for properties which have not yet been drilled, or properties with a limited production history may be less reliable than estimates for properties with longer production histories.

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

Asset Retirement Obligation

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

During 2011, the Partnership plugged and abandoned seven wells located in the Slaughter Dean Field. The costs associated with the plugging operation exceeded the Partnership’s recorded asset retirement obligation, and approximately $62,000 of plugging and abandonment cost was recorded as lease operating expenses on the 2011 statement of operations. The Partnership determined that its estimated asset retirement obligation for the Slaughter Dean wells (approximately 145 wells) was understated, and, in that regard, the Partnership increased the basis of the Slaughter Dean wells by $860,878 and recorded additional asset retirement obligation of this amount as a change in estimate.

During 2012, the Partnership plugged and abandoned three wells located in the Slaughter Dean Field. Approximately $27,362 of plugging and abandonment costs related to these three wells were applied against the Partnership’s asset retirement obligation shown on the accompanying balance sheet, and approximately $88,000 was recorded as lease operating expenses on the 2012 statement of operations. The Partnership received lower bids for providing plugging services from two other third party vendors; however, those vendors could not schedule the services prior to the regulatory deadlines imposed by the state.  Based upon the bids received from the other two vendors, the Partnership did not revise its estimated asset retirement liability for the other wells in the Slaughter Dean Field.

The following table summarizes the Partnership’s asset retirement obligation for the periods ended December 31, 2013 and 2012.

	2013	2012
Beginning asset retirement obligation	$2,366,899	$1,835,115
Additions related to new properties	2,683	7,579
Revisions related to existing properties	—	438,610
Retirement related to property sales	(5,859)	(1,605)
Retirement related to property abandonment and restoration	(55,893)	(32,388)
Accretion expense	155,345	119,588
Ending asset retirement obligation	$2,463,175	$2,366,899

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the Partnership’s share of metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2013, 2012 and 2011, the Partnership had no material gas imbalance positions.

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

On properties purchased by the Partnership, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but will not engage in exploratory drilling for unproved reserves, should acreage purchased by the Partnership be deemed to contain unproved drilling locations.  Drilling locations with unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef. In 2010, after expending funds on a major waterflood development project located on the Dean “B” Unit, a portion of the Partnership’s Slaughter Dean acquisition, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean waterflood of $53,166,873. The Partnership evaluates, on a case by case basis, proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with the Azalea acquisition, and agrees to participate or declines to participate in such additional drilling based upon its evaluations of such proposals. Should the Partnership decide to participate in such developmental drilling, funds to drill are taken from current net cash flows available for distributions to investors. The Partnership does not expect to purchase interests in any additional properties.

The Partnership owns interests in over 1,500 wells located in twelve states. The management of the operations and other business of the Partnership is the responsibility of Reef.  RELP, an affiliate of Reef, serves as operator of the Partnership’s Slaughter Dean wells. All properties associated with the Azalea and Lett acquisitions are operated by third party operators not affiliated with Reef or any of Reef’s affiliates. The Partnership does not operate in any other industry segment.

The Partnership has borrowed funds from a bank in connection with the Lett acquisition, and is subject to the interest rate risk inherent in borrowing activities. The Partnership currently has no hedges in place, and therefore is subject to commodity price risk. See “Item 7A — Quantitative and Qualitative Disclosure About Market Risk.”

Liquidity and Capital Resources

Capital Contributions

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of December 31, 2013, the Partnership had expended $57,328,179 on acquisition and development of the Slaughter Dean wells, $16,270,856 on the acquisition and development of the Azalea properties, and $6,901,254 on the acquisition and development of the Lett properties, prior to sales of the Partnership’s interests or portions of its interests in certain properties. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

Credit Agreement

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding the Lett acquisition. The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  At December 31, 2013, the interest rate was 5.0%. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2015, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  At December 31, 2013, the borrowing base and the current outstanding loan balance are $690,000, and the borrowing base reduces at a rate of $30,000 per month.  Therefore, the Partnership has recognized $360,000 of the note payable balance due as a current liability on the accompanying balance sheet. The Partnership has no plans to request any additional borrowing or changes to the borrowing base, and does not expect to extend the term of the loan beyond its current expiration date of June 30, 2015.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty. During 2013, the Partnership made prepaid principal payments totaling $265,000, in addition to $360,000 in regularly scheduled principal balance reductions.

The Partnership has paid TCB certain facility fees and engineering fees in connection with prior year redeterminations of the borrowing base.  The Partnership is obligated to pay additional facility fees upon each determination of an increase in the borrowing base, and additional engineering fees if TCB’s internal engineers perform an engineering review of the collateral, or the actual fees and expenses of any third-party engineers retained by TCB to prepare an engineering report, payable at the time of a redetermination of the borrowing base. The Partnership has no plans to request a redetermination of the borrowing base. The fees paid in connection with prior borrowing base redeterminations have been capitalized by the Partnership as Deferred Financing Fees on the accompanying balance sheets, and are being amortized over the remaining term of the Credit Agreement.

The Credit Agreement is guaranteed by two Reef affiliated entities. Borrowings under the Credit Agreement are secured by a first priority lien on no less than 90% of the oil and gas properties utilized in determining the borrowing base, based on the net present value of the crude oil and natural gas to be produced from the oil and gas properties calculated using a discount rate of nine percent (9.00%) per annum.

On April 30, 2013, the Partnership entered into the Third Amendment to the Credit Agreement (“Third Amendment”), with TCB.  The Third Amendment extended the final maturity date of the Credit Agreement and the obligations thereunder from June 30, 2013 to June 30, 2015.  During May 2013, the Partnership paid TCB fees of $13,150 in connection with the Third Amendment.  These fees, as well as attorney fees paid in connection with the Third Amendment, have been capitalized as Deferred Financing Fees on the accompanying balance sheet and are being amortized over the remaining term of the Credit Agreement.

The Credit Agreement contains various covenants, including among others restrictions on distributions and liens, incurring other indebtedness, and the maintenance of a certain current ratio and interest coverage ratio.  At December 31, 2013, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into a Partnership bank account maintained at the lender.  A waiver of this requirement has been obtained.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership.

Capital Expenditures

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of wells as of December 31, 2013:

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs

Purchase Existing Wells	$35,496,694	$—	$—	$35,496,694

New Wells
Producing Wells	34,126	30,039,511	—	30,073,637
Waterflood Injector Wells	—	5,149,620	—	5,149,620
Facilities	—	1,795,397	—	1,795,397

Existing Wells	—	—	7,076,418	7,076,418

	$35,530,820	$36,984,528	$7,076,418	$79,591,766

The table below summarizes Partnership expenditures for property purchases, development, and waterflood enhancement by type and classification of well as of December 31, 2012:

	Leasehold Costs	Drilling and Facilities Costs	Workovers	Total Costs

Purchase Existing Wells	$35,471,836	$—	$—	$35,471,836

New Wells
Producing Wells	33,682	29,479,230	—	29,512,912
Waterflood Injector Wells	—	5,149,620	—	5,149,620
Facilities	—	1,795,397	—	1,795,397

Existing Wells	—	—	7,076,418	7,076,418

	$35,505,518	$36,424,247	$7,076,418	$79,006,183

The Partnership has expended $57,328,179 (included in the expenditures shown in the tables above) on the Slaughter Dean wells as of December 31, 2013.  At December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean wells by recognizing $53,166,873 of property impairment expense.

At December 31, 2013 and 2012, unproved property on the Partnership balance sheet consists of undrilled infill and offset acreage obtained in connection with the Azalea acquisition.  The Partnership acquired $2,486,463 of unproved properties during the year ended December 31, 2010 related to the Azalea acquisition. The Partnership sold portions of this unproved property in December 2010 due to intended or in-process exploratory drilling activities, and sold portions of this unproved property in September 2012 because drilling costs of the proposed wells would have necessitated the Partnership foregoing distributions to partners for several months in order to fund the proposed drilling project.  In addition, the Partnership transfers portions of unproved properties to proved properties as the related wells from the unproved properties are drilled by the various operators of the Azalea acquisition properties.

The table below summarizes Partnership activity related to unproved properties by project during the year ended December 31, 2013:

	Azalea Acquired Properties	Total Costs
Beginning balance	$524,357	$524,357
Transfers to proved properties	(134,685)	(134,685)
Sales of unproved properties	—	—
Ending balance	$389,672	$389,672

The table below summarizes Partnership activity related to unproved properties by project during the year ended December 31, 2012:

	Azalea Acquired Properties	Total Costs
Beginning balance	$1,708,425	$1,708,425
Transfers to proved properties	(1,172,792)	(1,172,792)
Sales of unproved properties	(11,276)	(11,276)
Ending balance	$524,357	$524,357

The Partnership had working capital of $802,876 at December 31, 2013. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

Results of Operations

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The Partnership had net income of $421,300 for the year ended December 31, 2013, compared to net income of $786,000 for the year ended December 31, 2012. The primary cause of this change was declines in sales volumes, which were partially offset by increases in average sales prices for crude oil and natural gas.

Partnership oil and gas sales volumes declined during 2013. The property with the biggest impact on sales volumes was the Dean “B” Unit. Oil sales volumes, which during 2012 had declined by about 7.2% compared to 2011, declined by an additional 16.2% during 2013. Oil sales revenues from the Dean “B” unit, which accounted for 35.1% of Partnership oil sales revenues during 2012 and 34.7% of Partnership oil sales revenues during 2013, fell by approximately $232,600. In addition, as a result of the increase in the decline rate, the estimated proved crude oil reserves attributable to the Dean “B” unit were reduced as of December 31, 2013. The Partnership also experienced natural declines in sales volumes on its Azalea acquisition properties. Oil sales volumes from the Thums Long Beach Unit, a long-lived waterflood, declined at a rate of less than 1%. While the Partnership has participated in developmental drilling on its Azalea acquired properties, and added nine new wells during 2013, future drilling activity is not expected to reverse the continuing year-to-year decline in sales volumes. The decline in sales volumes was partially offset by increased crude oil and natural gas prices during 2013. Approximately 92.8% of the Partnership’s 2013 revenues came from crude oil sales. During 2013, the average sales price for crude oil sold from Partnership wells increased by approximately 4.0%, from an average price of $86.82 per barrel to $90.27 per barrel.

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

Lease operating expenses decreased from $2,506,677 for the year ended December 31, 2012 to $2,327,209 for the year ended December 31, 2013, due primarily to lower workover expenses on the Slaughter Dean wells, and lower overhead on the Azalea acquisition properties. Overall, workover expenses declined from $338,114 incurred during the year ended December 31, 2012 to only $237,220 for the year ended December 31, 2013. As workover costs are primarily a function of repairing mechanical well failures, workover costs can vary from year to year. Production tax expense totaled $298,815 for the year ended December 31, 2013 compared to $314,377 for the year ended December 31, 2012. Production taxes for the year ended December 31, 2012 were impacted by a production tax refund from the State of Texas of approximately $54,000 related to the Slaughter Dean waterflood enhancement project. RELP had applied for a ten year severance tax reduction, pursuant to which the state severance tax on oil production would be reduced by 50%, from 4.6% to 2.3%, after completing the waterflood enhancement project during 2011. The State of Texas approved the severance tax reduction for the ten year period beginning period August 2011 through July 2021, and the overpaid taxes from August 2011 forward were refunded during the third quarter of 2012. Going forward, the overall average production tax rate paid by the Partnership will decline as a result of this rate reduction. Oil sales from the Slaughter Dean B Unit accounted for 32.2% of total revenues for the year ended December 31, 2013. The tax rate reduction saved the Partnership approximately $37,900 during the year ended December 31, 2013.

General and administrative costs incurred during the year ended December 31, 2013 decreased to $736,429 as compared to $776,523 incurred during the year ended December 31, 2012. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $567,424 during the year ended December 31, 2012 to $489,183 during the year ended December 31, 2013. The decrease in the administrative overhead charge was partially offset by additional professional fees incurred related to processing SEC filings.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

During the year ended December 31, 2012, the Partnership earned net income totaling $786,000 compared to net income of $88,107 for the year ended December 31, 2011. Decreased general and administrative costs and interest expense were the primary causes of this change.

Partnership revenues totaled $5,830,997 for the year ended December 31, 2012 compared to $6,048,932 for the comparable period in 2011, a decrease of 3.6% due primarily to decreases in oil and gas sales prices.  Overall, oil and gas sales volumes increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 by approximately 1.7% on BOE basis, as a result of production from newer wells offsetting natural declines from existing wells.  The average sales price for crude oil decreased by 0.9%, to an average price of $86.82 per Bbl for the year ended December 31, 2012 compared to an average price of $87.58 for the year ended December 31, 2011, and the average sales price for natural gas decreased by 27.7%, to an average price of $3.40 per MCF for the year ended December 31, 2012 compared to an average price of $4.70 for the year ended December 31, 2011.  The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2013, 2012 and 2011, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

	Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Consulting agreement *	—	—	—	—	—
Credit Agreement	$690,000	$360,000	$330,000	—	—
Interest related to Credit Agreement**	$32,625	$26,250	$6,375	—	—

* In September 2006, the Partnership entered into a consulting agreement with William R. Dixon d/b/a DXN Associates whereby the Partnership agreed to assign a one percent (1%) overriding royalty interest, proportionately reduced to the Partnership’s working interest, to William R. Dixon in exchange for Dixon’s agreement to “review and evaluate exploration, exploitation, and development drilling opportunities.” This overriding royalty interest burdens the Partnership’s working interest in the Slaughter Dean Field only.  The amounts payable to William R. Dixon under the aforementioned agreement are not fixed and determinable amounts, and will vary based upon sales revenues from the Slaughter Dean Project. During the years ended December 31, 2013, 2012, and 2011, William R. Dixon received $17,147, $23,819, and $21,914, respectively, related to this overriding royalty interest.

** Interest expense assumes the balance of the Credit Agreement at the end of the period and the rate in effect as of December 31, 2013.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 30% of the aggregate capital contributions to the Partnership with the consent of the Investor Partners.  At December 31, 2013, the Partnership had $690,000 of outstanding debt under the Credit Agreement. Interest is calculated under the terms of the agreement based on the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly. A 1.0% increase in interest rates during the year ended December 31, 2013 would have increased interest expense by approximately $10,150. The Partnership does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.

Commodity Price Risk

As of December 31, 2013, the Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Assuming the production levels the Partnership attained during the year ended December 31, 2013, a 10% change in the price received for crude oil would have had an approximate $475,000 impact on the Partnership’s oil revenues, and a 10% change in the price received for the natural gas would have had an approximate $36,000 impact on the Partnership’s natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (1992), management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	57	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	62	Chief Financial Officer and General Counsel of RELP
David M. Tierney	61	Chief Financial Reporting Officer and Treasurer of RELP

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, Inc. (“OREI”) since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of

Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

1/12th of 1% of all capital raised ($89,410,518), payable monthly until the Partnership is dissolved. For the years ended December 31, 2013 and 2012, the Partnership paid administrative fees of $489,183 and $567,424 respectively.

Managing General Partner or its Affiliates	Drilling compensation

When Reef or an affiliate of Reef serves as operator of a Partnership property, then Reef or such affiliate, as the case may be, will receive drilling compensation equal to 15% of the total well costs, excluding lease acquisition costs. Total well costs include the costs associated with all developmental activities on a well, such as drilling, completing, reworking, working over, deepening, sidetracking, or fracturing a well. Because RELP will serve as operator of the Slaughter Dean wells, such drilling compensation payable to RELP may amount to approximately 9% total partnership subscriptions, depending on the level of developmental operations conducted by Reef or RELP.

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

For the years ended December 31, 2013 and 2012, the Partnership paid a drilling compensation fee of $25,602 and $39,856 respectively.

Recipient	Form of Compensation	Amount

Managing General Partner and its Affiliates	Direct costs	Reimbursement at cost. For the years ended December 31, 2013 and 2012, the Partnership paid direct costs of $104,313 and $173,102 respectively.

Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Competitive prices. For the years ended December 31, 2013 and 2012, the Partnership paid no payments for equipment, supplies, marketing and other services.

Managing General Partner and its Affiliates	Acquisition and Development Costs	Reimbursement at cost. For the years ended December 31, 2013 and 2012, the Partnership did not reimburse the Managing General Partners and its affiliates for any acquisition and development costs.

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

Reef purchased 1% of the Partnership units, and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest.  Cash distributions to partners of the net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs were distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, as a result of Reef’s purchase of 0.60 units of limited partner interest from an investor, Reef receives 0.067% of the 89% interest in the Partnership (0.060%) represented by the investor partner units. During the years ended December 31, 2013, 2012 and 2011, Reef received $75,112, $72,085, and $107,464, respectively, in cash distributions related to its 11% interest, and received $142 during the year ended December 31, 2013 related to its units of limited partner interest.

In addition, when RELP, serves as operator of a Partnership well, then RELP, receives drilling compensation in an amount equal to 15% of the total well costs paid from the funds of the Partnership.  RELP currently serves as the operator of the Slaughter Dean wells.  As a result, such drilling compensation payable to RELP may amount to approximately 9% of total partnership subscriptions, depending on the level of developmental operations conducted by RELP.  Total well costs include all drilling and equipment costs, including intangible well costs, tangible costs of drilling and completing the well, costs of storage and other surface facilities, and the tangible costs of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions for purposes of calculating drilling compensation.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells. During the years ended December 31, 2013, 2012, and 2011, RELP received $25,602, $39,856, and $54,005, respectively, in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2013, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $102,762 and $1,551, respectively.  During the year ended December 31, 2012, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $171,800 and $1,302, respectively.  During the year ended December 31, 2011, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $342,271 and $2,818, respectively.

Prior to January 1, 2012, RELP received an administrative fee to cover all general and administrative costs in an amount equal to 1/12th of 1% of all capital raised payable monthly, totaling $74,740 per month.  During the first quarter of 2012, Reef reduced the amount of the monthly administrative fee charged to the Partnership by changing the calculation of the fee from the fixed monthly amount referenced above to a variable monthly amount calculated in accordance with the standard RELP overhead allocation method used to charge overhead to other affiliated partnerships.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the years ended December 31, 2013, 2012, and 2011, RELP received administrative fees totaling $489,183, $567,424, and $896,880, respectively. Administrative fees are included in general and administrative expense in the financial statements. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2013 and 2012, RELP owed the Partnership $509,271 and $633,900, respectively, for net revenues processed in excess of net joint interest and technical and administrative service charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2013 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	8.969696	1.00%	1.00%
Reef Oil & Gas Partners, L.P. (1)	0.600000	0.067%	0.06%
Reef Oil & Gas Partners, L.P. (1)			10.00%

(1) Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

Reef, as managing general partner, received a 10% general partner interest in the Partnership as compensation for forming the Partnership. This interest is not represented by Partnership units. Reef also acquired a 1% general partner interest as a result of purchasing 1% of total Partnership units (8.9697 units). The units purchased by investor partners represent an 89% interest in the Partnership. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from an investor partner, representing .067% of outstanding investor partner units. Michael J. Mauceli has voting and investment powers over Reef.  There are no arrangements whereby Reef has the right to acquire additional units within sixty days from options, warrants, rights, conversion privileges, or similar obligations.

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

In September 2012, the Partnership sold leasehold interests related to a three well drilling program proposed by a third party operator to Reef 2012-A Private Drilling Fund, L.P., a Reef affiliate (“purchaser”).  The estimated drilling cost of the three proposed wells to the Partnership was in excess of $450,000, and the Partnership would have needed to retain cash flow from producing properties and forego distributions to partners for several months in order to fund this drilling project. The leasehold acreage sold also included one productive working interest well and twelve productive royalty interest wells that currently produce oil and gas from different geologic zones than the zone to be tested in the three new drilled wells.  The Partnership recorded $138,973 as accounts receivable from affiliates at September 30, 2012 related to this transaction.  During 2012, Reef 2012-A paid $93,451 to the Partnership in connection with this sale, and the Partnership had a receivable of $45,522 at December 31, 2012. The purchase and sale agreement called for the Partnership to receive an amount equal to the value of the first drilled well, based upon a 12 percent per year discount factor (“PV12%”) from a third party engineering report prepared at year-end 2012 in accordance with SEC regulations. This report was received during 2013 and the sales price was adjusted from $138,973 to $201,573. The Partnership received the $45,522 account receivable, plus an additional payment of $62,600 from Reef 2012-A in 2013. The Partnership recorded no gain or loss related to this transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal accountant BDO USA, LLP, as disclosed in the table below:

	2013	2012
Audit fees	$72,588	$81,296
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date:March 31, 2014

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

Signature	Title	Date
/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the	March 31, 2014
Michael J. Mauceli	Partnership
(Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P.	March 31, 2014
Daniel C. Sibley	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following documents are incorporated by reference in response to Item 15 (b).

Exhibit
Number	Description

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

10.21	Third Amendment to the Credit Agreement dated April 30, 2013 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 10-Q, dated May 15, 2013.

23.2*	Consent of Forrest A. Garb. & Associates, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1*	Summary Reserve Report of Forrest A. Garb & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

Reef Oil & Gas Income and Development Fund III, L.P.

Financial Statements

Years Ended December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

Partners

Reef Oil & Gas Income and Development Fund III, L.P.

Richardson, TX

We have audited the accompanying balance sheets of Reef Oil & Gas Income and Development Fund III, L.P. (“the Partnership”) as of December 31, 2013 and 2012 and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Oil & Gas Income and Development Fund III, L.P. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Dallas, Texas
March 31, 2014

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Balance Sheets

December 31,	2013	2012

Assets
Current assets:
Cash and cash equivalents	$651,936	$495,244
Accounts receivable	—	1,986
Accounts receivable from affiliates	509,271	679,422
Deferred financing fees, net	10,056	12,299
Total current assets	1,171,263	1,188,951

Oil and gas properties, full cost method of accounting:
Accounting:
Proved properties, net of accumulated depletion of $63,825,425 and $62,728,480	13,384,631	14,023,909
Unproved properties	389,672	524,357
Net oil and gas properties	13,774,303	14,548,266

Deferred financing fees, net	4,184	—

Total assets	$14,949,750	$15,737,217

Liabilities and partnership equity

Current liabilities:
Accounts payable	$8,387	$5,595
Current portion of long-term note payable	360,000	1,315,000
Total current liabilities	368,387	1,320,595

Long term liabilities:
Note payable	330,000	—
Asset retirement obligation	2,463,175	2,366,899
Total long term liabilities	2,793,175	2,366,899

Commitments and contingencies (Note 6)

Partnership equity
General partners	6,709,582	6,899,244
Limited partners	4,841,706	4,995,071
Managing general partner	236,900	155,408
Total partnership equity	11,788,188	12,049,723

Total liabilities and partnership equity	$14,949,750	$15,737,217

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Operations

	For the Years Ended December 31,
	2013	2012	2011

Oil, gas and NGL sales	$5,112,482	$5,830,997	$6,048,932

Costs and expenses:
Lease operating expenses	2,327,209	2,506,677	2,803,824
Production taxes	298,815	314,377	394,160
Depreciation, depletion and amortization	1,102,611	1,222,493	1,128,514
Accretion of asset retirement obligation	155,345	119,588	78,030
General and administrative	736,429	776,523	1,382,040
Total costs and expenses	4,620,409	4,939,658	5,786,568

Income from operations	492,073	891,339	262,364

Other income (expense)
Miscellaneous income (expense)	463	69	16
Interest expense	(56,334)	(80,632)	(160,720)
Amortization of deferred financing fees	(14,902)	(24,776)	(13,553)
Total other income (expense)	(70,773)	(105,339)	(174,257)

Net income	$421,300	$786,000	$88,107

Net income (loss) per general partner unit	$298.08	$650.10	$(27.55)
Net income (loss) per limited partner unit	$298.08	$650.10	$(27.55)
Net income per managing general partner unit	$17,459.23	$23,268.23	$12,549.94

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Partnership Equity

	General Partners		Limited Partners		Managing General Partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2010	490.9827	$7,336,215	397.0172	$5,348,414	8.9697	$13,679	896.9696	$12,698,308
Partner distributions	—	(420,159)	—	(339,748)	—	(107,464)	—	(867,371)
Net income (loss)	—	(13,525)	—	(10,937)	—	112,569	—	88,107
Balance at December 31, 2011	490.9827	$6,902,531	397.0172	$4,997,729	8.9697	$18,784	896.9696	$11,919,044

Distribution amount per partnership unit		$855.75		$855.75		$11,980.78

Balance at December 31, 2011	490.9827	$6,902,531	397.0172	$4,997,729	8.9697	$18,784	896.9696	$11,919,044
Partner distributions	—	(322,476)	—	(260,760)	—	(72,085)	—	(655,321)
Net income	—	319,189	—	258,102	—	208,709	—	786,000
Balance at December 31, 2012	490.9827	$6,899,244	397.0172	$4,995,071	8.9697	$155,408	896.9696	$12,049,723

Distribution amount per partnership unit		$656.80		$656.80		$8,036.50

Balance at December 31, 2012	490.9827	$6,899,244	397.0172	$4,995,071	8.9697	$155,408	896.9696	$12,049,723
Partner distributions	—	(336,015)	—	(271,708)	—	(75,112)	—	(682,835)
Net income	—	146,353	—	118,343	—	156,604	—	421,300
Balance at December 31, 2013	490.9827	$6,709,582	397.0172	$4,841,706	8.9697	$236,900	896.9696	$11,788,188

Distribution amount per partnership unit		$684.37		$684.37		$8,373.97

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities
Net income	$421,300	$786,000	$88,107
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	1,102,611	1,222,493	1,128,514
Accretion of asset retirement obligation	155,345	119,588	78,030
Amortization of deferred financing fees	14,902	24,776	13,553
Plugging and abandonment costs paid from ARO	(55,893)	(30,835)	(15,230)
Changes in operating assets and liabilities
Accounts receivable	1,986	(186)	—
Accounts receivable from affiliates	170,151	(35,301)	277,711
Accounts payable	2,792	1,998	3,550
Accrued liabilities	—	—	(9,819)

Net cash provided by operating activities	1,813,194	2,088,533	1,564,416

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	253,760	93,451	3,059,455
Property development	(585,584)	(1,094,017)	(1,344,956)

Net cash provided by (used in) investing activities	(331,824)	(1,000,566)	1,714,499

Cash flows from financing activities:
Payment of note payable	(625,000)	(450,000)	(2,985,000)
Payment of debt issuance costs	(16,843)	(812)	(49,816)
Distributions to partners	(682,835)	(655,321)	(867,371)

Net cash used in financing activities	(1,324,678)	(1,106,133)	(3,902,187)

Net increase (decrease) in cash and cash equivalents	156,692	(18,166)	(623,272)
Cash and cash equivalents, beginning of year	495,244	513,410	1,136,682

Cash and cash equivalents, end of year	$651,936	$495,244	$513,410

Supplemental cash flow disclosure
Cash paid for interest expense on note payable	$56,103	$80,592	$160,663
Supplemental disclosure of non-cash investing transactions
Property sales included in accounts receivable from affiliates	$—	$45,522	$—
Additions to property and asset retirement obligation	$2,683	$446,189	$873,886
Adjustment to property and asset retirement obligation	$—	$—	$5,517

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

Units of limited and general partner interests in the Partnership were offered at $100,000 each (with a minimum investment of ¼ unit at $25,000 each) to accredited investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under, with a maximum offering amount of $90,000,000 (900 units).  On June 12, 2008, the offering of units of limited and general partner interests in the Partnership was closed, with interests aggregating to $88,648,094 being sold to accredited investors, of which $48,984,933 were sold to accredited investors as units of general partner interest and $39,663,161 were sold to accredited investors as units of limited partner interest.  As managing general partner, Reef contributed $762,425 (approximately one percent 1%) of the total contributions of the non-Reef general partners and limited partners) to the Partnership in exchange for 8.9697 units of general partner interest, resulting in a total capitalization of the Partnership of $89,410,519 before organization and offering costs.

Reef, as managing general partner, received a 10% general partner interest in the Partnership as compensation for forming the Partnership. This 10% interest is not represented by Partnership units. Reef also acquired a 1% general partner interest as a result of purchasing 1% of total Partnership units (8.9697 units). The purchase price paid by Reef for the units it purchased was net of the 15% management fee paid by investors. The units purchased by investor partners represented an 89% interest in the Partnership.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners.  Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Cash distributions to partners of the net cash flow from crude oil and natural gas sales, less operating, general and administrative, and other costs were distributed 11% to Reef and 89% to investor partners. During 2013, Reef purchased 0.60 units of limited partner interest from one of the investor partners (representing 0.067% of investor partner units). Thus, effective October 1, 2013 Reef also holds 0.067% of the 89% interest in the Partnership (0.060%) represented by the investor partner units, and receives 0.060% of the distributions paid to investor partners. At December 31, 2013, Reef has a total interest in the Partnership of 11.06%.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions under different conditions. The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved crude oil and natural gas reserves, the use of these crude oil and natural gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations, and estimates of future abandonment obligations used in recording asset retirement obligations.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas activities. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 Mcf to 1 Bbl. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves.

In applying the full cost method, the Partnership is required to perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized no property impairment expense of proved properties.

Unproved property consists of undrilled infill and offset acreage acquired in connection with the purchase of the Azalea Properties. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation.  To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized no property impairment of unproved properties.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

The Partnership excludes from amortization the cost of unproved properties. The Partnership expects that all unproved property costs incurred will be transferred to proved property cost within 10 years of their acquisition.  The following schedule shows, by the year in which they were incurred, the amount of all unproved property cost not currently being amortized as of December 31, 2013.

	Total	2010
Acquisition costs — unproved property	$389,672	$389,672

Total costs withheld from amortization	$389,672	$389,672

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at December 31, 2013, 2012, and 2011 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

Reservoir engineering, which is the process of estimating quantities of crude oil and natural gas reserves, is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data for each reservoir. These estimates are dependent upon many variables, and changes occur as knowledge of these variables evolves. Therefore, these estimates are inherently imprecise, and are subject to considerable upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. In addition, reserve estimates for properties which have not yet been drilled, or properties with a limited production history may be less reliable than estimates for properties with longer production histories.

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

The following table summarizes the Partnership’s asset retirement obligation for the periods ended December 31, 2013 and 2012.

	2013	2012
Beginning asset retirement obligation	$2,366,899	$1,835,115
Additions related to new properties	2,683	7,579
Revisions related to existing properties	—	438,610
Retirement related to property sales	(5,859)	(1,605)
Retirement related to property abandonment and restoration	(55,893)	(32,388)
Accretion expense	155,345	119,588
Ending asset retirement obligation	$2,463,175	$2,366,899

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2013, 2012, and 2011.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2013, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $20.1 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2013 and 2012.  The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2013 and 2012.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at December 31, 2013 and 2012, as it is subject to short-term floating interest rates that approximate the rates available to the Partnership for those periods, and is classified as Level 2 within the fair value hierarchy.

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

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding an acquisition. The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  At December 31, 2013, the interest rate was 5.0%. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2015, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  At December 31, 2013, the borrowing base and the current outstanding loan balance are $690,000, and the borrowing base reduces at a rate of $30,000 per month.  Therefore, the Partnership has recognized $360,000 of the note payable balance due as a current liability on the accompanying balance sheet. The Partnership has no plans to request any additional borrowing or changes to the borrowing base, and does not expect to extend the term of the loan beyond its current expiration date of June 30, 2015.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time and without premium or penalty.

The Partnership has paid TCB certain facility fees and engineering fees in connection with prior year redeterminations of the borrowing base.  The Partnership is obligated to pay additional facility fees upon each determination of an increase in the borrowing base, and additional engineering fees if TCB’s internal engineers perform an engineering review of the collateral, or the actual fees and expenses of any third-party engineers retained by TCB to prepare an engineering report, payable at the time of a redetermination of the borrowing base. The Partnership has no plans to request a redetermination of the borrowing base. The fees paid in connection with prior borrowing base redeterminations have been capitalized by the Partnership as Deferred Financing Fees on the accompanying balance sheets, and are being amortized over the remaining term of the Credit Agreement.

The Credit Agreement is guaranteed by two Reef affiliated entities. Borrowings under the Credit Agreement are secured by a first priority lien on no less than 90% of the oil and gas properties utilized in determining the borrowing base, based on the net present value of the crude oil and natural gas to be produced from the oil and gas properties calculated using a discount rate of nine percent (9.00%) per annum.

On April 30, 2013, the Partnership entered into the Third Amendment to the Credit Agreement (“Third Amendment”), with TCB.  The Third Amendment extended the final maturity date of the Credit Agreement and the obligations thereunder from June 30, 2013 to June 30, 2015.  During May 2013, the Partnership paid TCB fees of $13,150 in connection with the Third Amendment.  These fees, as well as attorney fees paid in connection with the Third Amendment, have been capitalized as Deferred Financing Fees on the accompanying balance sheet and are being amortized over the remaining term of the Credit Agreement.

The Credit Agreement contains various covenants, including among others:

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

•                  restrictions on liens;

•                  restrictions on incurring other indebtedness without the lenders’ consent;

•                  restrictions on distributions and other restricted payments;

•                  maintenance of a current ratio as of the end of each fiscal quarter of not less than 1.0 to 1.0, as adjusted; and

•                  maintenance of an interest coverage ratio of cash flow to fixed charges as of the end of each fiscal quarter, to be at least 3.0 to 1.0.

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

At December 31, 2013, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into a Partnership bank account maintained at the lender.  A waiver of this requirement has been obtained.

4. Transactions with Affiliates

Reef purchased 1% of the Partnership units, and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest.  Cash distributions to partners of the net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs were distributed 11% to Reef and 89% to investor partners. In addition, effective October 1, 2013, as a result of Reef’s purchase of 0.60 units of limited partner interest from an investor, Reef receives 0.067% of the 89% interest in the Partnership (0.060%) represented by the investor partner units. During the years ended December 31, 2013, 2012 and 2011, Reef received $75,112, $72,085, and $107,464, respectively, in cash distributions related to its 11% interest, and received $142 during the year ended December 31, 2013 related to its units of limited partner interest. From funds generated by its carried interest and management fee, Reef paid to specific FINRA-licensed broker-dealers a monthly fee in the amount equal to the maximum of the economic equivalent of a 3% carried interest in the Partnership as additional compensation for the sale of units.  This was recorded as a commission expense by Reef.

Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership for wells operated by RELP.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the years ended December 31, 2013, 2012 and 2011, RELP received $25,602, $39,856, and $54,005, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2013, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $102,762 and $1,551, respectively.

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

Prior to January 1, 2012, RELP received an administrative fee to cover all general and administrative costs in an amount equal to 1/12th of 1% of all capital raised payable monthly, totaling $74,740 per month.  During the first quarter of 2012, Reef reduced the amount of the monthly administrative fee charged to the Partnership by changing the calculation of the fee from the fixed monthly amount referenced above to a variable monthly amount calculated in accordance with the standard RELP overhead allocation method used to charge overhead to other affiliated partnerships.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the years ended December 31, 2013, 2012, and 2011, RELP received administrative fees totaling $489,183, $567,424, and $896,880, respectively. Administrative fees are included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2013 and 2012, RELP owed the Partnership $509,271 and $633,900, respectively, for net revenues processed in excess of net joint interest and technical and administrative service charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month.

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

In September 2012, the Partnership sold leasehold interests related to a three well drilling program proposed by a third party operator to Reef 2012-A Private Drilling Fund, L.P., a Reef affiliate (“purchaser”).  The estimated drilling cost of the three proposed wells to the Partnership was in excess of $450,000, and the Partnership would have needed to retain cash flow from producing properties and forego distributions to partners for several months in order to fund this drilling project. The leasehold acreage sold also included one productive working interest well and twelve productive royalty interest wells that currently produce oil and gas from different geologic zones than the zone to be tested in the three new drilled wells.  The Partnership recorded $138,973 as accounts receivable from affiliates at September 30, 2012 related to this transaction.  During 2012, Reef 2012-A paid $93,451 to the Partnership in connection with this sale, and the Partnership had a receivable of $45,522 at December 31, 2012. The purchase and sale agreement called for the Partnership to receive an amount equal to the value of the first drilled well, based upon a 12 percent per year discount factor (“PV12%”) from a third party engineering report prepared at year-end 2012 in accordance with SEC regulations. This report was received during 2013 and the sales price was adjusted from $138,973 to $201,573. The Partnership received the $45,522 account receivable, plus an additional payment of $62,600 from Reef 2012-A in 2013. The Partnership recorded no gain or loss related to this transaction.

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2013, one marketer and one operator accounted for 38.0% and 32.8% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2012, one marketer and one operator accounted for 34.6% and 26.8% of the Partnership’s

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

crude oil and natural gas revenues, respectively.  During the year ended December 31, 2011, one marketer and one operator accounted for 34.9% and 29.4% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

The Partnership entered into a consulting agreement with William R. Dixon d/b/a DXN Associates whereby the Partnership agreed to assign a one percent (1%) overriding royalty interest, proportionately reduced to the Partnership’s working interest, to William R. Dixon in exchange for Dixon’s agreement to “review and evaluate exploration, exploitation, and development drilling opportunities.” This overriding royalty interest burdens the Partnership’s working interest in the Slaughter Dean wells.  During the years ended December 31, 2013, 2012, and 2011, William R. Dixon received $17,147, $23,819, and $21,914, respectively, related to this overriding royalty interest.

7. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the years ended December 31, 2013, 2012 and 2011 is detailed below:

For the year ended December 31, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$156,604	$17,459.23
General partner	490.9827	146,353	$298.08
Limited partner	397.0172	118,343	$298.08
Total	896.9696	$421,300

For the year ended December 31, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$208,709	$23,268.23
General partner	490.9827	319,189	$650.10
Limited partner	397.0172	258,102	$650.10
Total	896.9696	$786,000

For the year ended December 31, 2011

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$112,569	$12,549.94
General partner	490.9827	(13,525)	$(27.55)
Limited partner	397.0172	(10,937)	$(27.55)
Total	896.9696	$88,107

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

of the periods indicated:

	December 31, 2013	December 31, 2012	December 31, 2011

Oil and natural gas properties:
Unproved properties	$53,556,544	$53,691,229	$54,875,297
Proved properties	21,916,502	21,461,203	20,036,869
Capitalized asset retirement obligation	2,126,682	2,124,314	1,679,480
	77,599,728	77,276,746	76,591,646
Less:
Accumulated depreciation, depletion and amortization	(5,212,972)	(4,116,026)	(3,606,508)
Property impairment	(58,612,453)	(58,612,454)	(58,612,454)
	(63,825,425)	(62,728,480)	(62,218,962)

Total	$13,774,303	$14,548,266	$14,372,684

Costs Incurred

The following table sets forth the costs incurred in oil and gas exploration and development activities during the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011

Oil and natural gas properties:
Exploration	$—	$—	$—
Development	588,267	1,540,206	2,213,864
Total	$588,267	$1,540,206	$2,213,864

Results of Operations

The following table sets forth the other results of operations from oil and gas producing activities for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Oil and gas producing activities:
Oil sales	$4,746,601	$5,358,144	$5,452,219
Natural gas sales	365,881	472,853	596,713
Production expenses	(2,626,024)	(2,821,054)	(3,197,984)
Accretion of asset retirement obligation	(155,345)	(119,588)	(78,030)
Depreciation, depletion and amortization	(1,102,611)	(1,222,493)	(1,128,514)
Property impairment	—	—	—
Results of operations from producing activities	$1,228,502	$1,667,862	$1,644,404

Depletion rate per BOE	$16.16	$14.40	$13.53

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Crude Oil and Natural Gas Reserves

Net Proved Reserve Summary

The reserve information presented below is based upon estimates of net proved oil and gas reserves that were prepared by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc. as of December 31, 2013, 2012 and 2011.  All of the Partnership’s reserves are located in the United States.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  The project to extract the hydrocarbons must have commenced or the interest owner must be reasonably certain that it will commence within a reasonable period of time. At December 31, 2013, 99.83% of the Partnership’s proved reserves are classified as proved developed reserves, and 0.17% are classified as proved undeveloped reserves. At December 31, 2013, future development costs were estimated to be approximately $23,970 in connection with the Partnership’s proved developed non-producing and proved undeveloped reserves. At December 31, 2012 and 2011, all of the Partnership’s reserves were classified as proved developed reserves.

Reservoir engineering, which is the process of estimating quantities of crude oil and natural gas reserves, is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data for each reservoir. These estimates are dependent upon many variables, and changes occur as knowledge of these variables evolves. Therefore, these estimates are inherently imprecise, and are subject to considerable upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. In addition, reserve estimates for properties which have not yet been drilled, or properties with a limited production history may be less reliable than estimates for properties with longer production histories.

The following information table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2013, 2012 and 2011.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2010	838,200	1,217,840	1,041,174
Reserves sold	(115,154)	(39,980)	(121,817)
Revisions of previous estimates	19,069	121,929	39,389
Production	(62,255)	(127,039)	(83,428)
Reserves at December 31, 2011	679,860	1,172,750	875,318

Reserves sold	(5,117)	(5,873)	(6,096)
Revisions of previous estimates	152,765	(57,161)	143,238
Production	(61,718)	(138,956)	(84,878)
Reserves at December 31, 2012	765,790	970,760	927,582

Reserves sold	—	(800)	(133)
New Discoveries	3,540	22,520	7,294
Revisions of previous estimates	(172,746)	7,406	(171,511)
Production	(52,584)	(93,936)	(68,240)
Reserves at December 31, 2013	544,000	905,950	694,992

(1)               Oil includes both oil and natural gas liquids

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

For the years ended December 31, 2013, 2012, and 2011, calculations were made using average prices of $96.90, $94.68, and $95.84 per barrel of crude oil, respectively, and $3.67, $2.76, and $4.15 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC, and do not necessarily reflect Reef’s expectations of the Partnership’s actual net cash flow to be derived from those reserves, nor the present worth of the properties. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

The standardized measure of discounted future net cash flows as of December 31, 2013, 2012 and 2011 were as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Future cash inflows	$58,719,780	$77,852,350	$67,687,020
Future production costs	(23,427,730)	(34,800,440)	(31,201,620)
Future development costs	(23,970)	—	—
Future net cash flows	35,268,080	43,051,910	36,485,400
Effect of discounting net cash flows at 10%	(21,285,710)	(26,330,380)	(20,449,930)
Discounted future net cash flows	$13,982,370	$16,721,530	$16,035,470

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves were as follows for the years indicated:

	December 31, 2013	December 31, 2012	December 31, 2011
Standardized measure at beginning of period	$16,721,530	$16,035,470	$14,318,440
New Discoveries, net of future production and development cost	139,290	—	—
Net change in sales price, net of production costs	1,603,865	1,645,080	4,185,204

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Revisions of quantity estimates	(3,155,972)	2,318,973	559,448
Changes in production timing rates	(665,373)	(1,688,197)	254,755
Accretion of discount	1,672,153	1,603,547	1,431,844
Sales net of production costs	(2,331,113)	(2,890,355)	(2,769,918)
Sales of minerals in place	(2,010)	(302,988)	(1,944,303)
Net increase (decrease)	(2,739,160)	686,060	1,717,030
Standardized measure at end of year	$13,982,370	$16,721,530	$16,035,470