Form 10-Q
period 2014-03-31
Reef Oil & Gas Income & Development Fund III LP
filed 2014-05-15
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 15, 2014, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest and 0.6000 units of limited partner interest held by the managing general partner, and 396.4172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$651,804	$651,936
Accounts receivable from affiliates	429,216	509,271
Deferred financing fees, net	10,980	10,056
Total current assets	1,092,000	1,171,263

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $64,159,836 and $63,825,425	13,268,113	13,384,631
Unproved properties	385,937	389,672
Net oil and gas properties	13,654,050	13,774,303

Deferred financing fees, net	1,908	4,184

Total assets	$14,747,958	$14,949,750

Liabilities and partnership equity

Current liabilities:
Accounts payable	$8,197	$8,387
Accrued liabilities	10,000	—
Current portion of long-term note payable	360,000	360,000
Total current liabilities	378,197	368,387

Long-term liabilities:
Note payable, less current portion (Note 3)	240,000	330,000
Asset retirement obligation	2,499,713	2,463,175
Total long-term liabilities	2,739,713	2,793,175

Partnership equity
General partners	6,613,274	6,709,582
Limited partners	4,763,830	4,841,706
Managing general partner	252,944	236,900
Partnership equity	11,630,048	11,788,188

Total liabilities and partnership equity	$14,747,958	$14,949,750

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2014	2013

Oil, gas and NGL sales	$1,135,544	$1,172,984

Costs and expenses:
Lease operating expenses	658,198	560,956
Production taxes	69,237	66,221
Depreciation, depletion and amortization	334,411	238,612
Accretion of asset retirement obligation	39,027	38,707
General and administrative	182,235	200,375
Total costs and expenses	1,283,108	1,104,871

Income (loss) from operations	(147,564)	68,113

Other income (expense):
Miscellaneous income	230	443
Interest expense	(8,138)	(15,977)
Amortization of deferred financing fees	(2,668)	(6,150)
Total other income (expense)	(10,576)	(21,684)

Net income (loss)	$(158,140)	$46,429

Net income (loss) per general partner unit	$(196.16)	$19.66
Net income (loss) per limited partner unit	$(196.16)	$19.66
Net income per managing general partner unit	$1,788.88	$3,229.54

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(158,140)	$46,429
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	334,411	238,612
Accretion of asset retirement obligation	39,027	38,707
Amortization of deferred financing fees	2,668	6,150
Plugging and abandonment costs paid from ARO	(2,489)	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,886
Accounts receivable from affiliates	80,055	158,402
Accounts payable	(190)	—
Accrued liabilities	10,000	1,184
Net cash provided by operating activities	305,342	491,370

Cash flows from investing activities
Property development	(214,158)	(158,688)
Net cash used in investing activities	(214,158)	(158,688)

Cash flows from financing activities
Payment of note payable	(90,000)	(90,000)
Payment of debt issuance costs	(1,316)	—
Partner distributions	—	(169,158)
Net cash used in financing activities	(91,316)	(259,158)

Net increase (decrease) in cash and cash equivalents	(132)	73,524
Cash and cash equivalents at beginning of period	651,936	495,244
Cash and cash equivalents at end of period	$651,804	$568,768

Supplemental cash flow disclosure:

Cash paid for interest	$8,138	$15,863

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2014

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2014. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three month periods ended March 31, 2014 and 2013, the Partnership recognized no property impairment expense of proved properties.

At March 31, 2014 and December 31, 2013, unproved property consists of non-operated, undrilled infill and offset acreage acquired in connection with the purchase of the Azalea properties during 2010. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation.  To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the three month periods ended March 31, 2014 and 2013, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2014 and December 31, 2013 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2014 and the year ended December 31, 2013.

	Three months ended March 31, 2014	Year ended December 31, 2013
Beginning asset retirement obligation	$2,463,175	$2,336,899
Additions related to new properties	—	2,683
Retirement related to property sales and dispositions	—	(5,859)
Retirement related to property abandonment and restoration	(2,489)	(55,893)
Accretion expense	39,027	155,345
Ending asset retirement obligation	$2,499,713	$2,463,175

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable from affiliates, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at March 31, 2014 and December 31, 2013 as it is subject to short-term floating interest rates that approximate the rates available to the Partnership for those periods, and is classified as Level 2 within the fair value hierarchy.

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding a property acquisition. The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5.0%, payable monthly.  At March 31, 2014, the interest rate was 5.0%. The obligations of TCB to the Partnership under the Credit Agreement expire on June 30, 2015, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time without premium or penalty.

At March 31, 2014, the borrowing base and the current outstanding loan balance are $600,000, and the borrowing base reduces at a rate of $30,000 per month. The Partnership has no plans to request any additional borrowing or changes to the borrowing base, and does not expect to extend the term of the loan beyond its current expiration date of June 30, 2015.

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

At March 31, 2014, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into a Partnership bank account maintained at the lender.  A waiver of this requirement through December 31, 2014 has been obtained.

4. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. RELP currently serves as the operator of the Slaughter Field in Cochran County, Texas (the “Slaughter Dean wells”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for all non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the three month period ended March 31, 2014 and the year ended December 31, 2013, RELP received $7,052 and $25,602 in drilling compensation, respectively. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the three month periods ended March 31, 2014 and 2013, Reef and its affiliates received total reimbursements for direct costs of $15,642 and $36,259, respectively, and other documented out-of-pocket expenses of $196 and $283, respectively.

RELP also receives an administrative fee to cover all general and administrative costs.  During the three month periods ended March 31, 2014 and 2013, RELP received administrative fees totaling $123,234 and $123,908, respectively. Administrative fees are included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2014 and December 31, 2013, RELP owed the Partnership $429,216 and $509,271, respectively, for net revenues processed in excess of joint interest, drilling compensation, and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three month periods ended March 31, 2014 and 2013 is detailed below:

For the three months ended March 31, 2014

Type of Unit	Number of Units	Net income (loss)	Net income per unit
Managing general partner	8.9697	$16,046	$1,788.88
General partner	490.9827	(96,309)	$(196.16)
Limited partner	397.0172	(77,877)	$(196.16)
Total	896.9696	$(158,140)

For the three months ended March 31, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$28,968	$3,229.54
General partner	490.9827	9,654	$19.66
Limited partner	397.0172	7,807	$19.66
Total	896.9696	$46,429

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the related notes thereto, included in the Annual Report.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, many of which are beyond our control.  All statements, other than statements of historical fact, regarding strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and plans and objectives of management are forward looking statements. You should exercise extreme caution with respect to all forward-looking statements made in this Quarterly Report.  Specifically, the following statements are forward-looking:

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

•                                     statements regarding the amounts and timing of distributions;

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

Reef believes that it is important to communicate its future expectations to our investors.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the risk factors listed in the section captioned “RISK FACTORS” contained in the Partnership’s Annual Report. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. All forward looking statements speak as of the filing date of this report. All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.

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

On properties purchased by the Partnership, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but will not engage in exploratory drilling for unproved reserves, should acreage purchased by the Partnership be deemed to contain unproved drilling locations.  Drilling locations with unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef. The Partnership evaluates, on a case by case basis, proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with the Azalea properties, and agrees to participate or declines to participate in such additional drilling based upon its evaluations of such proposals. Should the Partnership decide to participate in such developmental drilling, drilling costs are taken from current net cash flows available for distributions to investors. During the first quarter of 2014, as a result of such development costs, the Partnership did not pay any distributions to investors. The Partnership does not expect to purchase interests in any additional properties.

The Partnership owns interests in over 1,500 wells located in twelve states. The management of the operations and other business of the Partnership is the responsibility of Reef.  RELP, an affiliate of Reef, serves as the operator of the Slaughter Dean wells, which are located in Cochran County, Texas. All other properties acquired by the Partnership are operated by third party operators not affiliated with Reef or any of Reef’s affiliates. The Partnership does not operate in any other industry segment.

At December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean waterflood enhancement project by recognizing approximately $53,166,873 of property impairment expense.  The Partnership continues to monitor the waterflood operations and daily production of total fluids (oil and water). Although the total water injection on a daily basis exceeds the fluids being removed from the reservoir, no noticeable increase in pressure or fluid production has been observed. During 2012, RELP ran injection profile logs on five of the current water injection wells hoping they might aid in determining if there is any work that might be performed on the injection wells to try and improve the waterflood pattern performance; however, the results of this work were inconclusive. While alternative configurations may improve waterflood results, the Partnership does not possess the capital required to implement a re-configuration of the waterflood operations. As a result, RELP continues to operate the Slaughter Dean waterflood project as currently configured.

During the first quarter of 2014, the Partnership did not acquire or divest of any interests in its oil and gas properties.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of March 31, 2014, the Partnership had expended $80,714,447 on property acquisition and development costs, prior to sales of the Partnership’s interests or portions of its interests in certain properties. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

The Partnership had working capital of $713,803 at March 31, 2014. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and cash flow from sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors, as it did during the three months ended March 31, 2014.

The Partnership’s Credit Agreement contains various covenants.  At March 31, 2014 and December 31, 2013, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into a Partnership bank account maintained at the lender.  Since the inception of the Credit Agreement in 2010, the lender has provided the Partnership with a waiver of this requirement each December 31, with such waiver covering the succeeding calendar year. The Partnership currently has obtained a waiver of this requirement from the lender through December 31, 2014, and believes the lender will waive compliance with this covenant through the June 30, 2015 expiration date of the Credit Agreement in December 2014.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated.

	For the three months ended March 31,
	2014	2013
Sales volumes:
Oil (Barrels)	12,423	12,857
Natural gas (Mcf)	28,626	16,697

Average sales prices received:
Oil (Barrels)	$81.53	$85,59
Natural gas (Mcf)	$4.29	$4.34

The estimated net proved crude oil and natural gas reserves at March 31, 2014 and 2013 are summarized below. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2014	534,660	900,880
March 31, 2013	754,380	957,480

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The Partnership had a net loss of $158,140 for the three month period ended March 31, 2014, compared to net income of $46,429 for the three month period ended March 31, 2013. The primary causes of this change were increases in lease operating expenses and depletion of oil and gas properties.

Partnership revenue decreased by approximately 3.2% between the comparative periods, totaling $1,135,544 for the three month period ended March 31, 2014 compared to $1,172,984 for the comparable three month period in 2013, primarily as a result of decreased realized sales prices. The average sales prices received for crude oil decreased by 4.74%; from $85.59 per barrel received during the three month period ended March 31, 2013 to $81.53 per barrel received for the three month period ended March 31, 2014. Natural gas sales prices received declined by 1.1%, from $4.34 per MCF during the three month period ended March 31, 2013 to $4.29 per MCF for the three month period ended March 31, 2014.  The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses increased from $560,956 for the three month period ended March 31, 2013 to $658,198 for the three month period ended March 31, 2014. Lease operating expenses for the non-RELP operated Thums unit, which has over 1,400 wells, increased from an average of 27% of revenues during 2013 to 33% of revenues during the first quarter of 2014. This increase is due to the completion of several projects, and expenses are expected to return to more normal levels in future quarters. The Partnership also had increased lease operating expenses on its Slaughter Dean wells, partially caused by increased workover costs and ad valorem taxes, but also partially caused by general increases in repair and other costs which are expected to increase overall operating costs for 2014.

Depreciation, depletion and amortization costs increased from $238,612 for the three months ended March 31, 2013 to $334,411 for the three months ended March 31, 2014. At December 31, 2013, the Partnership’s oil reserves were adjusted downwards as a result of an increase in the production decline rate observed on the Partnership’s Slaughter Dean wells. The result of decreasing reserves is an increase in the quarterly depletion rate, which is calculated by dividing the production for the quarter by total reserves. The increase in the depletion rate increased first quarter 2014 depletion by approximately $92,800 from the depletion that would have been calculated using the first quarter 2013 rate. This increase in quarterly depletion can be expected to continue during the remainder of 2014.

General and administrative costs incurred during the three month periods ended March 31, 2014 and 2013 decreased to $182,235 from $200,375. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased slightly, from $123,908 during the three month period ended March 31, 2013 to $123,234 during the three month period ended March 31, 2014. Decreased professional services fees related to processing SEC filings also contributed to the reduction in general and administrative costs.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 15, 2014	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 15, 2014	By:	/s/ Daniel C. Sibley
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