Form 10-Q
period 2014-09-30
Reef Oil & Gas Income & Development Fund III LP
filed 2014-11-12
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 12, 2014, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest and 0.6000 units of limited partner interest held by the managing general partner, and 396.4172 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$340,439	$651,936
Accounts receivable from affiliates	728,468	509,271
Deferred financing fees, net	4,652	10,056
Total current assets	1,073,559	1,171,263

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $64,517,630 and $63,825,425	12,764,224	13,384,631
Unproved properties	361,865	389,672
Net oil and gas properties	13,126,089	13,774,303

Deferred financing fees, net	—	4,184

Total assets	$14,199,648	$14,949,750

Liabilities and partnership equity

Current liabilities:
Accounts payable	$10,523	$8,387
Accrued liabilities	8,000	—
Current portion of long-term note payable	90,000	360,000
Total current liabilities	108,523	368,387

Long-term liabilities:
Note payable, less current portion (Note 3)	—	330,000
Asset retirement obligation	2,574,545	2,463,175
Total long-term liabilities	2,574,545	2,793,175

Partnership equity
General partners	6,523,833	6,709,582
Limited partners	4,691,507	4,841,706
Managing general partner	301,240	236,900
Partnership equity	11,516,580	11,788,188

Total liabilities and partnership equity	$14,199,648	$14,949,750

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Oil, gas and NGL sales	$1,182,939	$1,401,335	$3,491,179	$3,916,505

Costs and expenses:
Lease operating expenses	653,340	583,360	1,793,072	1,748,688
Production taxes	67,755	77,561	203,326	228,220
Depreciation, depletion and amortization	320,907	280,781	943,210	806,423
Accretion of asset retirement obligation	42,916	38,259	121,499	116,216
General and administrative	155,423	162,951	503,411	568,926
Total costs and expenses	1,240,341	1,142,912	3,564,518	3,468,473

Income (loss) from operations	(57,402)	258,423	(73,339)	448,032

Other income (expense):
Miscellaneous income	67	14	706	457
Interest expense	(1,854)	(14,099)	(17,200)	(45,271)
Amortization of deferred financing fees	(5,491)	(2,809)	(10,904)	(12,389)
Total other expense	(7,278)	(16,894)	(27,398)	(57,203)

Net income (loss)	$(64,680)	$241,529	$(100,737)	$390,829

Net income (loss) per general partner unit	$(100.96)	$210.45	$(207.18)	$300.89
Net income (loss) per limited partner unit	$(100.96)	$210.45	$(207.18)	$300.89
Net income per managing general partner unit	$2,784.49	$6,092.29	$9,280.14	$13,783.41

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(100,737)	$390,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	943,210	806,423
Accretion of asset retirement obligation	121,499	116,216
Amortization of deferred financing fees	10,904	12,389
Plugging and abandonment costs paid from ARO	(5,437)	(45,443)
Changes in operating assets and liabilities:
Accounts receivable	—	1,986
Accounts receivable from affiliates	(219,197)	(3,561)
Accounts payable	65	1,317
Accrued liabilities	8,000	—
Net cash provided by operating activities	758,307	1,280,156

Cash flows from investing activities
Proceeds from sale of oil and gas properties	134,798	62,600
Property development	(434,486)	(445,547)
Net cash used in investing activities	(299,688)	(382,947)

Cash flows from financing activities
Payment of note payable	(600,000)	(365,000)
Payment of deferred financing costs	(1,316)	(16,843)
Partner distributions	(168,800)	(445,395)
Net cash used in financing activities	(770,116)	(827,238)

Net increase (decrease) in cash and cash equivalents	(311,497)	69,971
Cash and cash equivalents at beginning of period	651,936	495,244
Cash and cash equivalents at end of period	$340,439	$565,215

Supplemental cash flow disclosure:

Cash paid for interest	$17,200	$45,040

Supplemental disclosure of non-cash investing transactions:
Asset retirement obligation sold	$(4,692)	$—

Supplemental disclosure for non-cash financing transactions:
Partner distributions included in accounts payable	$2,071	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2014

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2014. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three and nine month periods ended September 30, 2014 and 2013, the Partnership recognized no property impairment expense of proved properties.

At September 30, 2014 and December 31, 2013, unproved property consists of non-operated, undrilled infill and offset acreage acquired in connection with an acquisition of oil and gas properties during 2010. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date. The assessment includes consideration of the following factors, among others: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property; and geological and geophysical evaluation.  To the extent that the assessment indicates a property is impaired, the amount of impairment is added to the capitalized costs of oil and gas properties which are subject to the quarterly ceiling test. During the three and nine month periods ended September 30, 2014 and 2013, the Partnership recognized no impairment of unproved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2014 and December 31, 2013 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2014 and the year ended December 31, 2013.

	Nine months ended September 30, 2014	Year ended December 31, 2013
Beginning asset retirement obligation	$2,463,175	$2,366,899
Additions related to new properties	—	2,683
Retirement related to property sales and dispositions	(4,692)	(5,859)
Retirement related to property abandonment and restoration	(5,437)	(55,893)
Accretion expense	121,499	155,345
Ending asset retirement obligation	$2,574,545	$2,463,175

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable from affiliates, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at September 30, 2014 and December 31, 2013 as it is subject to short-term floating interest rates that approximate the rates available to the Partnership for those periods, and is classified as Level 2 within the fair value hierarchy.

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

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding a property acquisition. The per annum interest rate is equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5.0%, payable monthly.  At September 30, 2014, the interest rate was 5.0%. The obligation of TCB to the Partnership under the Credit Agreement expires on June 30, 2015, at which point the promissory note matures, and any unpaid principal and interest becomes due and payable.  The Credit Agreement is a reducing revolving credit facility, and is subject to semi-annual redetermination of the borrowing base in accordance with TCB’s customary practices for oil and gas loans.  The principal and accrued interest thereon may generally be prepaid by the Partnership in whole or in part at any time without premium or penalty.

The borrowing base reduces at a rate of $30,000 per month. In addition to the required monthly principal payment of $30,000, the Partnership made principal prepayments to TCB of $150,000 during June 2014, and $180,000 during July 2014. During July 2014, the Partnership requested TCB to reduce the borrowing base by the amount of the prepayments. At September 30, 2014, the borrowing base is $90,000, and the current outstanding loan balance is $90,000.  The Partnership has no plans to request any additional borrowing or changes to the borrowing base, and expects to repay the loan in full and terminate the Credit Agreement as of December 31, 2014.

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

At September 30, 2014, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into a Partnership bank account maintained at the lender.  A waiver of this requirement through December 31, 2014 has been obtained.

4. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. RELP currently serves as the operator of the Slaughter Field in Cochran County, Texas and the wells in which the Partnership holds an interest thereon (the “Slaughter Dean wells”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for all non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the nine month period ended September 30, 2014 and the year ended December 31, 2013, the Partnership paid $16,474 and $25,602 in drilling compensation, respectively. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all out-of-pocket expenses incurred on behalf of the Partnership. During the three and nine month periods ended September 30, 2014, the Partnership paid Reef and its affiliates $29,096 and $79,568, respectively, for direct costs and paid Reef and its affiliates $289 and $887, respectively, for out of pocket expenses. During the three and nine month periods ended September 30, 2013, the Partnership paid Reef and its affiliates $13,545 and $79,348, respectively, for direct costs and paid Reef and its affiliates $269 and $1,179, respectively, for out of pocket expenses.

The Partnership pays RELP an administrative fee to cover all general and administrative costs.  During the three and nine month periods ended September 30, 2014, the Partnership paid RELP administrative fees totaling $117,568 and $346,385, respectively. During the three and nine month periods ended September 30, 2013, the Partnership paid RELP administrative fees totaling $136,058 and $377,227, respectively. Administrative fees are included in general and administrative expense in the accompanying unaudited condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2014 and December 31, 2013, RELP owed the Partnership $728,468 and $509,271, respectively, for net revenues processed in excess of joint interest, drilling compensation, and technical and administrative services charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

5.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2014 is detailed below:

For the three months ended September 30, 2014

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$24,976	$2,784.49
General partner	490.9827	(49,572)	$(100.96)
Limited partner	397.0172	(40,084)	$(100.96)
Total	896.9696	$(64,680)

For the nine months ended September 30, 2014

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$83,240	$9,280.14
General partner	490.9827	(101,723)	$(207.18)
Limited partner	397.0172	(82,254)	$(207.18)
Total	896.9696	$(100,737)

6. Subsequent Event

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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

The Partnership continues to monitor the waterflood operations and daily production of total fluids (oil and water) on the Slaughter Dean wells. Although the total water injection on a daily basis exceeds the fluids being removed from the reservoir, no noticeable increase in pressure or fluid production has been observed. During 2012, RELP ran injection profile logs on five of the current water injection wells hoping they might aid in determining if there is any work that might be performed on the injection wells to try and improve the waterflood pattern performance; however, the results of this work were inconclusive. While alternative configurations may improve waterflood results, the Partnership does not possess the capital required to implement a re-configuration of the waterflood operations. As a result, RELP continues to operate the Slaughter Dean waterflood project as currently configured.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of September 30, 2014, the Partnership had expended $81,304,531 on property acquisition and development costs, prior to sales of the Partnership’s interests or portions of its interests in certain properties. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

The Partnership had working capital of $965,036 at September 30, 2014. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and cash flow from sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

The Partnership’s Credit Agreement contains various covenants.  At September 30, 2014 and December 31, 2013, the Partnership was not in compliance with a requirement of the Credit Agreement to deposit all Partnership revenues directly into a Partnership bank account maintained at the lender.  Since the inception of the Credit Agreement in 2010, the lender has provided the Partnership with a waiver of this requirement each December 31, with such waiver covering the succeeding calendar year. The Partnership currently has obtained a waiver of this requirement from the lender through December 31, 2014. At September 30, 2014, the borrowing base is $90,000, and the current outstanding loan balance is $90,000.  The Partnership has no plans to request any additional borrowing or changes to the borrowing base, and expects to repay the loan in full and terminate the Credit Agreement as of December 31, 2014.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. This discussion should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated on a BOE basis.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Sales volumes:
Oil (Bbls)	12,663	13,658	36,716	40,540
Natural gas (Mcf)	21,959	29,061	70,995	74,403

Average sales prices received:
Oil (Bbls)	$86.68	$95.02	$86.83	$89.43
Natural gas (Mcf)	$3.89	$3.56	$4.27	$3.91

The estimated net proved crude oil and natural gas reserves at September 30, 2014 and 2013 are summarized below. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2014	513,420	839,030
September 30, 2013	736,400	958,530

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The Partnership had a net loss of $64,680 for the three month period ended September 30, 2014, compared to net income of $241,529 for the three month period ended September 30, 2013. The primary causes of this change were declining oil and gas sales revenue, increased lease operating expenses and increased depletion of oil and gas properties.

Partnership sales revenue decreased by approximately 15.6% to $1,182,939 for the three month period ended September 30, 2014 from $1,401,335 for the comparable three month period ended September 30, 2013, primarily as a result of decreased volumes. Overall sales volumes decreased by 11.8% on a BOE basis as a result of declining oil and gas production from wells in which the Partnership owns an interest. Volumes declined primarily in the Azalea properties. The decrease in sales revenues was also impacted by the average sales price received for crude oil, which declined by 8.8% from $95.02 per barrel received during the three month period ended September 30, 2013 to $86.68 per barrel received for the three month period ended September 30, 2014. Natural gas sales prices received increased by 9.3%, from $3.56 per Mcf during the three month period ended September 30, 2013 to $3.89 per Mcf for the three month period ended September 30, 2014, however, natural gas sales revenues are less than 10% of total sales revenues, and the Partnership is primarily impacted by fluctuations in crude oil prices. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses increased from $583,360 for the three month period ended September 30, 2013 to $653,340 for the three month period ended September 30, 2014. As anticipated, following the completion of several projects, lease operating expenses for the non-RELP operated Partnership interest in the Thums Long Beach Unit (a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in Southern California), which has over 1,400 wells, decreased from an average of 24% of revenues during 2013 to 23% of revenues during the third quarter of 2014. However, workover costs, primarily on the Slaughter Dean wells, increased by approximately $113,000 during the third quarter of 2014 compared with the third quarter of 2014. Several additional workovers are scheduled for the fourth quarter of 2014, including repairs to the primary water injection pump, which will continue to impact operating costs for the remainder of 2014.

Depreciation, depletion and amortization costs increased from $280,781 for the three months ended September 30, 2013 to $320,907 for the three months ended September 30, 2014. At December 31, 2013, the Partnership’s oil reserves were adjusted downwards as a result of an increase in the production decline rate observed on the Partnership’s Slaughter Dean wells. The result of decreasing reserves is an increase in the quarterly depletion rate, which is calculated by dividing the production for the quarter by total reserves. This increase in quarterly depletion can be expected to continue during the remainder of 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The Partnership had a net loss of $100,737 for the nine month period ended September 30, 2014, compared to net income of $390,829 for the nine month period ended September 30, 2013. The primary causes of this change were declining oil and gas sales revenue, increased lease operating expenses and increased depletion of oil and gas properties.

Partnership sales revenue decreased by approximately 10.9% to $3,491,179 for the nine month period ended September 30, 2014 from $3,916,505 for the comparable nine month period ended September 30, 2013, primarily as a result of decreased volumes. Overall sales volumes decreased by 8.3% on a BOE basis as a result of declining oil and gas production from wells in which the Partnership owns an interest. Volumes declined primarily in the Azalea properties. The decrease in sales revenues was also impacted by the average sales price received for crude oil, which declined by 2.9%; from $89.43 per barrel received during the nine month period ended September 30, 2013 to $86.83 per barrel received for the nine month period ended September 30, 2014. Natural gas sales prices received increased by 9.2%, from $3.91 per Mcf during the nine month period ended September 30, 2013 to $4.27 per Mcf for the nine month period ended September 30, 2014, however, natural gas sales revenues are less than 10% of total sales revenues, and the Partnership is primarily impacted by fluctuations in crude oil prices.  The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses increased from $1,748,688 for the nine month period ended September 30, 2013 to $1,793,072 for the nine month period ended September 30, 2014.  The Partnership had increased workover costs, primarily on the Slaughter Dean wells, which increased by approximately $80,000 during the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013. Several additional workovers are scheduled for the fourth quarter of 2014, including repairs to the primary water injection pump.

Depreciation, depletion and amortization costs increased from $806,423 for the nine months ended September 30, 2013 to $943,210 for the nine months ended September 30, 2014. At December 31, 2013, the Partnership’s oil reserves were adjusted downwards as a result of the increase in the production decline rate observed on the Partnership’s Slaughter Dean wells. The result of decreasing reserves is an increase in the depletion rate, which is calculated by dividing the production for the nine months ended September 30, 2014 by total reserves. The increase in depletion is expected to continue for the remainder of 2014.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 12, 2014	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 12, 2014	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Oil & Gas Partners, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*Filed herewith

**Furnished herewith