Form 10-K
period 2014-12-31
Reef Oil & Gas Income & Development Fund III LP
filed 2015-03-31
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

1901 N. Central Expressway, Suite 300, Richardson, Texas 75080-3610

(Address of principal executive offices including zip code)

(Registrant’s telephone number, including area code) – (972) 437-6792

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2015, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest and 0.6000 units of limited partner interest held by the managing general partner, and 396.4172 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

Glossary of Oil and Gas Terms

The following is a description of the meaning of some of the oil and gas terms used throughout this Annual Report on Form 10-K for the period ended December 31, 2014 (the “Annual Report”):

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

Mcf:  One thousand cubic feet, used in reference to natural gas.

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

Proved oil and gas reserves:  The estimated quantities of crude oil, natural gas, and natural gas liquids which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations (i.e. prices, costs, and government regulations as of the date the estimate is made). Depending on their status of development, proved reserves may be classified as either (1) Proved Developed Reserves or (2) Proved Undeveloped Reserves.

Proved developed oil and gas reserves: Reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This classification includes:

(1)         Proved Developed Producing Reserves: Proved developed reserves which are expected to be produced from existing completion intervals now open for production in existing wells.

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

The Partnership has sought to purchase working interests in oil and gas properties with both proved producing reserves and proved undeveloped reserves.  Between November 27, 2007 and June 30, 2010, the Partnership made three major property acquisitions with the capital raised by the Partnership. These three acquisitions are referred to in this Annual Report as the Slaughter Dean acquisition, the Azalea acquisition, and the Lett acquisition (See ITEM 2 – PROPERTIES). On all properties purchased, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but not to engage in exploratory drilling for unproved reserves. Drilling locations with unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef.

In instances where the percentage ownership of the Partnership in a property is large enough, Reef Exploration, L.P., an affiliate of Reef (“RELP”), serves as the property’s operator. RELP currently serves as operator of the wells acquired in the Slaughter Dean acquisition. All wells included in the Azalea and Lett acquisitions are operated by third parties not affiliated with the Partnership, Reef, or any other Reef affiliate. Other partnerships managed by Reef also own working interests in some of the properties acquired in the Azalea and Lett acquisitions. The Partnership operates in only one industry segment, which is the exploration, development and production of oil, condensate, natural gas and natural gas liquids (“NGL’s”) in the United States.

As a result of the significant decline in crude oil prices that began during the third quarter of 2014 and has continued into the first quarter of 2015, the Partnership has delayed any attempt to sell the properties acquired in the Azalea and Lett acquisitions. The Partnership continues to pursue possible disposition of the Slaughter Dean acquisition properties (the “Slaughter Dean Properties”).

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2014, one marketer and one operator accounted for 37.5% and 36.0% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2013, one marketer and one operator accounted for 38.0% and 32.8% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2012, one marketer and one operator accounted for 34.6% and 26.8% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Reef and RELP are the beneficiaries under each policy and pay the premiums for each policy.  The Partnership is a named insured under all insurance policies carried by RELP.  Insurance premiums are broken down on a well-by-

well basis and billed through an inter-company charge to the Partnership, as well as other Reef-sponsored partnerships, based upon the premiums charged by the insurance carrier for the specific wells in which the Partnership owns a working interest. Should a claim arise related to a property owned by the Partnership, the Partnership will be reimbursed for any amounts payable under such insurance coverage through a credit to the inter-company account balance. The inter-company balance between RELP and the Partnership is settled on at least a quarterly basis.  However, in the event of a large insurance reimbursement being payable to the Partnership, the inter-company balance would be settled earlier, within a reasonable time after receipt of the insurance proceeds.

The Partnership reimburses RELP for its share of the insurance premium.  The following types and amounts of insurance have been maintained:

•                                          Workmen’s compensation insurance in full compliance with the laws of the State of Texas, and which will be obtained for any other jurisdictions where the Partnership may conduct its business in the future, if appropriate and necessary for the Partnership’s operations;

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

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, limitations or prohibitions against hydraulic fracturing of wells, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and/or gas, or the market demand for oil and/or gas, nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

Climate Change Legislation and Greenhouse Gas Regulation. Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” (“GHG’s”) pursuant to the United Nations Framework Convention on Climate Change and the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, gas, and refined petroleum products, are considered GHG’s regulated by the Kyoto Protocol. The United States is currently not participating in the Kyoto Protocol.

While Congress has from time to time considered legislation to reduce emissions of GHG’s, there has not been significant activity in the form of adopted legislation to reduce GHG’s at the federal level in recent years. However, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHG’s. While it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact the Partnership, any such future laws and regulations that require reporting of GHG’s or limit emissions of GHG’s from oil and gas operations could require expenditure of funds to reduce such emissions, or, by affecting the demand for refined petroleum products, could affect demand for oil and gas produced from Partnership wells.

In January 2015, the Obama Administration announced its intent to directly regulate methane emissions from the oil and gas industry as a part of its climate change strategy. The EPA is expected to propose in 2015 and finalize during 2016 new regulations that will set methane emission standards aimed at having the oil and gas sector reduce its methane emissions levels by up to 40 to 50% from 2012 emissions levels by the year 2025. Such regulations could adversely affect the cost of the Partnership’s oil and gas operations.

Employees

The Partnership has no employees, and is managed by the managing general partner, Reef.  RELP provides technical and administrative services necessary to the conduct of the Partnership’s business. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations.  The Partnership reimburses RELP for technical and administrative services at cost.  See “Item 11.  Executive Compensation.”

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

Continued low crude oil, natural gas and NGL prices may result in ceiling test impairments of our asset carrying values and have a material adverse effect on the Partnership.

The Partnership uses the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. The net capitalized costs of proved oil and gas properties are subject to a quarterly “ceiling test” and are limited to the lower of the unamortized cost or the cost ceiling, defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. Net capitalized costs in excess of the ceiling limit are charged as impairment expense against current earnings. Under full cost accounting rules, the ceiling test must be performed at the end of each quarter. Without a substantial increase in crude oil and natural gas prices, a significant portion of the Partnership’s reserves may be rendered uneconomic to produce, resulting in significant downward adjustments to estimated proved reserves and estimated future net revenues. While impairment charges would not impact cash flow from operating activities, lower crude oil and natural gas prices could have a significant impact on revenues and operating cash flows. The combination of lower prices and property impairment could have a material adverse effect on the Partnership’s results of operations in the period incurred and would reduce Partnership equity.

During the fourth quarter of 2014, the Partnership recorded impairment charges totaling $1,841,274, primarily resulting from a reduction in the oil price differential received from production of the Partnership’s California properties. We expect to record additional impairment charges during the first quarter of 2015 directly related to the downturn in crude oil and natural gas prices that began during the third quarter of 2014. We estimate that the Partnership could record an additional ceiling test write down of between $2.5 and $3.0 million for the quarter ending March 31, 2015. Because future ceiling test calculations are based upon a rolling 12-month un-weighted arithmetic average of the first-day-of-the-month commodity prices, a period of continuing lower prices could also result in additional impairment charges during the remaining three quarters of 2015.

As a result of the decline in prices received for our crude oil and natural gas sales, the results of our operations for 2014 may not be indicative of our future results of operations in 2015 and beyond, as realized prices for our production may remain low or continue to decline.

Continued low crude oil, natural gas and NGL prices may necessitate the Partnership selling some of its assets in a down market, and failing to obtain a maximum return for the Partnership investors.

The sales price at which the Partnership’s crude oil, natural gas, and NGL production is sold has a significant impact on the Partnership’s sales revenue and operating cash flow. The Partnership has not engaged in commodity futures trading or hedging activities, and sells substantially all of its production on a month-to-month basis at current spot market prices. Should prices received from the sale of the Partnership’s oil and gas production fail to cover the operating and administrative costs of the Partnership, the managing general partner may need to temporarily advance funds to the Partnership. In order to repay such advances, the Partnership may be required to sell properties during a period of lower prices, and may not obtain a maximum return to investors upon such property sales.

Crude oil and natural gas prices are volatile, and fluctuate due to a number of factors outside of our control. A substantial and/or extended decline in crude oil and natural gas prices could have a material adverse effect on the Partnership.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 82.8% of the Partnership’s estimated proved reserves at December 31, 2014 were crude oil reserves, and, as a result, financial results are more sensitive to fluctuations in crude oil prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of crude oil and natural gas, has no hedges in place at December 31, 2014, and sells substantially all of its crude oil and natural gas production at current spot market prices. Accordingly, the Partnership is at risk for the volatility in crude oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations. A prolonged decline in crude oil and/or natural gas prices may materially and adversely affect the Partnership’s liquidity, the amount of cash flow available for capital expenditures, operating expenses, and distribution to partners, and results of operations.

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

The Partnership has limited ability to exercise influence over and control the risks associated with operations on properties not operated by RELP. The Azalea acquisition properties (“Azalea Properties”) and the Lett acquisition properties  (“Lett Properties”) are all operated by third party operators. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•                                          timing and amount of capital expenditures;

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2014 are based upon the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month prices and year end costs. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

 In connection with the Lett acquisition in June 2010, the Partnership borrowed $5,000,000 under a Credit Agreement with Texas Capital Bank, N.A. (“TCB”). The Partnership made its final payment under this Credit Agreement in December 2014 and terminated the Credit Agreement on December 31, 2014.

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

The oil and gas business is subject to extensive governmental regulation under which, among other things, rates of production from Partnership wells may be fixed and the prices for natural gas produced from the Partnership wells may be limited.  Governmental regulation also may limit or otherwise affect the market for the Partnership’s crude oil and natural gas production, if any, and the price that may be paid for that production.  Governmental regulations relating to environmental matters could also affect the Partnership’s operations by increasing the costs of operations or by requiring the modification of operations in certain areas.  State and federal governmental regulation of the oil and gas industry is in a potentially fluid situation and could change dramatically as a result of many outside factors, including a shift in the philosophy of the governmental environmental policies, continued increases in the price of crude oil and national security concerns.  The nature and extent of future regulations, the nature of other political developments, and their overall effect upon the Partnership are not predictable.  Investment in the Partnership involves a high degree of risk and is suitable only for investors of substantial financial means who have no need for liquidity in their investments.

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

Delays in the transfer of title to the Partnership could place the Partnership properties at risk.

Titles to the Partnership’s interest in the leases for the Slaughter Dean Properties and the Thums Long Beach Unit are held in the name of the Partnership.  Under the purchase agreement with RCWI, L.P. (“RCWI”), an affiliate of the Partnership, relating to the Azalea Properties, title to the Azalea Properties is held temporarily in the name of RCWI.  When the Partnership acquires additional properties, title to those properties may be held temporarily in Reef’s name or in the name of one or more of Reef’s affiliates as nominee for the Partnership in order to facilitate the acquisition of properties by the Partnership and for other valid purposes. When this is the case, the Partnership runs the risk that the transfer of title could be set aside in the event of the bankruptcy of the party holding title.  In this event, title to the leases and the wells would revert to the creditors or trustee, and the Partnership would either recover nothing or only the amount paid for the leases and the cost of drilling the wells.  Assigning the leases to the Partnership after the wells are drilled and completed, however, will not affect the availability of the tax deductions for intangible drilling costs since the Partnership will have an economic interest in the wells under the drilling and operating agreement before the wells are drilled.  See “ITEM 2.  PROPERTIES — Title to Properties.”

ITEM 1B.                                           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                    PROPERTIES

Property Acquisition, Development Activities, and Divestiture of Certain Properties

Slaughter Dean Acquisition

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

While the waterflood development activity temporarily reduced the rate of decline in oil production, the desired increase in oil production rates did not materialize. As a result, as of December 31, 2010 the Partnership determined that the waterflood development work was unlikely to be effective in materially increasing the recoverable crude oil reserves that may remain in the reservoir. Based upon this analysis, the Partnership recognized an impairment of its unproved properties in the Slaughter Dean waterflood development project of $53,166,873 as of December 31, 2010 by re-classing this amount from unproved property to the proved property full cost pool, where it was subject to depletion and the full cost ceiling test for the year ended December 31, 2010. As a result of the ceiling test calculation, the Partnership recorded impairment expense totaling $57,944,024 in 2010, primarily resulting from this transfer of the Slaughter Dean waterflood project costs into the proved property full cost pool.

RELP has continued to monitor the waterflood operations and daily production of total fluids (oil and water) subsequent to 2010, but no further developmental activities have been performed. Although the total water injection on a daily basis exceeds the fluids being removed from the reservoir, no noticeable increase in pressure or fluid production has been observed. During 2012, RELP ran injection profile logs on five of the current water injection wells hoping they might aid in determining if there is any work that might be performed on the injection wells to try and improve the waterflood pattern performance; however, the results of this work were inconclusive. While alternative configurations may improve waterflood results, the Partnership does not possess the capital required to implement a re-configuration of the waterflood. RELP continues to monitor waterflood operations and continues to operate the Slaughter Dean Properties without any changes.

Azalea Acquisition

During January 2010, the Partnership acquired from RCWI, at cost, 61% of the working interests initially acquired by RCWI from Azalea Properties, Ltd. RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The Azalea Properties included working interests in more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and also included undrilled infill and offset acreage on certain properties. The acquired working interests are all minority non-operated interests. The properties are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef.

The largest property purchased in the Azalea acquisition is an interest in the Thums Long Beach Unit, which is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  Thums Long Beach has produced more than 940 million BOE from the Wilmington Field, and it is estimated it has in excess of 200 million barrels of oil equivalent remaining to be produced using current costs and pricing as of December 31, 2014. Thums Long Beach derived its name from the property’s original shareholders, Texaco, Humble, Union, Mobil and Shell.

Lett Acquisition

During June 2010, the Partnership acquired from RCWI, at cost, working interests acquired by RCWI from Lett Oil & Gas, L.P. The Lett Properties consisted of working interests in the Thums Long Beach Unit. The acquired working interests are all minority non-operated interests. The Thums Long Beach Unit is operated by a third party not affiliated with the Partnership or Reef.

Sale of Certain Partnership Properties

The Partnership sold its interest in two wells acquired as a part of the Azalea acquisition during the fourth quarter of 2013. The Partnership owned working interests of less than 2% in each well. The operator of these two properties received an offer from a third party interested in drilling new wells to a deeper horizon than the current wells. The operator notified the working interest partners of the offer, and the Partnership agreed to include the interests owned by the Partnership in the sale. The Partnership received approximately $191,000 for its interest in these two wells. The estimated discounted future net cash flows included in the Partnership’s 2012 reserve report for these two wells was less than $2,000. The Partnership utilized $170,000 of the proceeds to prepay loan principal under its Credit Agreement with TCB during November 2013. In accordance with the full cost method of accounting, the Partnership did not record any gain or loss related to this transaction.

During the second quarter of 2014, the Partnership sold its interest in several oil and gas wells acquired as a part of the Azalea acquisition for approximately $135,000. The estimated discounted future cash flows included in the Partnership’s 2013 reserve report for these wells was less than $45,000. The operator of the properties notified the Partnership of their intent to form a waterflood unit to be implemented in three phases. The cost of the initial phase, net to the working interest owned by the Partnership, was approximately $351,500, and would have required the Partnership to pay these capital costs, plus costs associated with Phases 2 and 3, from current cash flows instead of distributing those cash flows to investors. The Partnership utilized the sales proceeds, as well as current operating cash flow, to make a $150,000 prepayment of loan principal under its Credit Agreement with TCB during June 2014.  In accordance with the full cost method of accounting, the Partnership did not record any gain or loss related to this transaction.

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

Proved Crude Oil and Natural Gas Reserves

Estimates of the Partnership’s proved reserves are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc. as of December 31, 2014. All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2014, 2013, and 2012 are summarized below. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2012	765,790	970,760
Net proved reserves as of December 31, 2013	544,000	905,950
Net proved reserves as of December 31, 2014	526,675	657,650

The standardized measure of discounted future net cash flows as of December 31, 2014, 2013, and 2012 is computed by applying the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2012	$16,721,530
Standardized measure of discounted future net cash flows as of December 31, 2013	$13,982,370
Standardized measure of discounted future net cash flows as of December 31, 2014	$11,116,900

During the year ended December 31, 2014 the Partnership recorded property impairment costs of proved properties totaling $1,841,274. During the years ended December 31, 2013, and 2012, the Partnership recorded no property impairment costs of proved properties.

During 2013, the rate of decline in production from the wells in the Slaughter Dean field increased, and, as a result, reserve estimates were adjusted downward. Estimated proved reserves related to the Partnership’s working interest in the Slaughter Dean Properties at December 31, 2013 were estimated to be approximately 113,000 Bbl, compared to approximately 332,000 Bbl at December 31, 2012. During 2014, gas reserve estimates on the Dean B unit were adjusted downward by approximately 60,000 MCF, due to an increase in the decline rate of natural gas production form the lease. Adjustments to various Azalea Properties totaled approximately 96,000 MCF.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum engineering firm, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2014, 2013, and 2012 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2014, 2013 and 2012.  The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  FGA is an independent firm of petroleum engineers and geologists.  They do not own an interest in any of our properties, and are not employed on a contingent fee basis.  FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, is primarily responsible for overseeing the preparation of reserve estimates by FGA.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over twenty years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

Title to Properties

Title to the Partnership’s interest in the leases for the Slaughter Dean Properties, the Thums Long Beach Unit, and certain Azalea Properties is held in the name of the Partnership.  Under the purchase agreement with RCWI relating to the Azalea acquisition, title to certain properties is temporarily held in the name of RCWI. Upon acquiring properties, title to properties may be held temporarily in Reef’s name or in the name of one or more of Reef’s affiliates as nominee for the Partnership in order to facilitate the acquisition of properties by the Partnership and for other valid purposes.  Otherwise, record title to the Partnership properties will be held in the name of the Partnership.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Units and Holders

As of December 31, 2014, the Partnership had one managing general partner, 816 non-Reef general partners, and 666 non-Reef limited partners. Reef holds a total of 8.9697 general partner units and 0.6000 limited partner units, and the non-Reef partners hold 490.9827 general partner units and 396.4172 limited partner units. No established trading market exists for the units, and there is no unit repurchase program available to investor partners under the terms of the Partnership Agreement.

Investor partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

Distributions

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations, is available for distribution to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership has made cash distributions to the partners of crude oil and natural gas sales revenues, less operating, general and administrative, and other costs since January 2008. Cash distributions were previously distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. Thus, effective October 1, 2013 Reef also receives 0.06% of the distributions paid to investor partners. As such, Reef currently receives 11.06% and investor partners receive 88.94% of total cash distributions. Total cash distributions paid during 2014, 2013, and 2012 were $170,871, $682,835, and $655,321, respectively. The Partnership’s Credit Agreement, which was terminated as of December 31, 2014, contained certain restrictions on distributions, including the absence of default as defined by the credit agreement, the maintenance of a minimum cash balance, and a maximum amount to be distributed based on certain other calculations described in the credit agreement.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
Financial Data	2014	2013	2012	2011	2010

Revenue	$4,234,581	$5,112,482	$5,830,997	$6,048,932	$5,599,090
Costs and expenses	(6,695,687)	(4,620,409)	(4,939,658)	(5,786,568)	(65,305,926)
Other expense	(32,764)	(70,773)	(105,339)	(174,257)	(133,068)
Net income (loss)	(2,493,870)	421,300	786,000	88,107	(59,839,904)

Allocation of net income (loss):
Managing general partner	29,212	156,604	208,709	112,569	(588,353)
General partner	(1,395,034)	146,353	319,189	(13,525)	(32,760,687)
Limited partner	(1,128,048)	118,343	258,102	(10,937)	(26,490,864)
Net income (loss) per managing partner unit	3,256.80	17,459.23	23,268.23	12,549.94	(65,593.41)
Net income (loss) per general partner unit	(2,841.31)	298.08	650.10	(27.55)	(66,724.73)
Net income (loss) per limited partner unit	(2,841.31)	298.08	650.10	(27.55)	(66,724.73)

Total assets	11,668,595	14,949,750	15,737,217	15,522,756	18,362,120
Long-term liabilities	2,528,422	2,793,175	2,366,899	3,240,115	5,653,946
Distributions to managing general partner	18,898	75,112	72,085	107,464	101,085
Distributions to general partners	84,027	336,015	322,476	420,159	512,791
Distributions to limited partners	67,946	271,708	260,760	339,748	414,650
Distributions per managing general partner unit	2,106.87	8,373.97	8,036.50	11,980.78	11,269.61
Distributions per general partner unit	171.14	684.37	656.80	855.75	1,044.42
Distributions per limited partner unit	171.14	684.37	656.80	855.75	1,044.42

Operating Data (unaudited)
Annual sales volume:
Gas (MCF)	92,149	93,936	138,956	127,039	190,208
Oil (BBL)	47,555	52,584	61,718	62,255	66,352

Average sales price:
Gas (per MCF)	$4.14	$3.89	$3.40	$4.70	$4.66
Oil (per BBL)	$81.01	$90.27	$86.82	$87.58	$71.04

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions under different conditions. The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved crude oil and natural gas reserves, the use of these crude oil and natural gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations, and estimates of future abandonment obligations used in recording asset retirement obligations.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the year ended December 31, 2014, the Partnership recognized $1,841,274 of impairment expense of proved properties. During the years ended December 31, 2013, and 2012, the Partnership recognized no property impairment expense of proved properties.

Unproved property consists of undrilled infill and offset acreage acquired in connection with the purchase of the Azalea Properties in 2010. Investments in unproved property are not subject to depletion until they are either impaired or developed. Unproved property is assessed for impairment quarterly as of the balance sheet date. In determining whether an unproved property is impaired, the Partnership considers numerous factors including, but not limited to, the following items: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property, geological and geophysical evaluation and current market conditions. To the extent that the assessment indicates a property is impaired, the impairment amount is re-classed from unproved property to the proved property full cost pool and subjected to depletion and the quarterly full cost ceiling test.  After considering the holding period of the Azalea unproved properties as well as current market conditions at December 31, 2014, the Partnership impaired unproved property totaling $361,865 during the fourth quarter of 2014.  This amount was re-classed from unproved property to the proved property full cost pool and subjected to depletion and the full cost ceiling test at December 31, 2014. During the years ended December 31, 2013 and 2012, the Partnership recognized no impairment of unproved property.

Estimates of Proved Oil and Gas Reserves

The estimate of the Partnership’s proved reserves at December 31, 2014 was prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by FGA, an independent petroleum engineering firm.

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

Reserves and their relation to estimated future net cash flows impact the Partnership’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. If proved reserve estimates decline, the rate at which depletion expense is recorded increases, reducing future net income. A decline in estimated proved reserves and future cash flows, whether caused by declining commodity prices or downward adjustments to the rate of production from Partnership wells, also reduces the capitalized cost ceiling and may result in increased impairment expense.

Asset Retirement Obligation

The Partnership has recognized an estimated liability for future well plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled or acquired.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

The following table summarizes the Partnership’s asset retirement obligation for the periods ended December 31, 2014 and 2013.

	2014	2013
Beginning asset retirement obligation	$2,463,175	$2,366,899
Additions related to new properties	2,014	2,683
Retirement related to sale and disposition of proved properties	(4,692)	(5,859)
Retirement related to property abandonment and restoration	(95,565)	(55,893)
Accretion expense	163,490	155,345
Ending asset retirement obligation	$2,528,422	$2,463,175

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the Partnership’s share of metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2014, 2013 and 2012, the Partnership had no material gas imbalance positions.

Recent Accounting Developments

The following recently issued accounting pronouncement has been adopted or may impact the Partnership in future periods:

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 which provides accounting guidance for all revenues arising from contracts to provide goods or services to customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); (5) recognize revenue when (or as) the entity satisfies a performance obligation. The requirements from the new ASU will supersede prior revenue recognition requirements and most prior industry-specific guidance throughout the FASB’s ASC, and will be effective for all interim and annual periods beginning after December 15, 2016. The Partnership is still considering the method of adoption but does not expect the adoption of this guidance to materially impact its operating results, financial position or cash flow.

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

The Partnership made three major property acquisitions, referred to as the Slaughter Dean acquisition, Azalea acquisition, and Lett acquisition, and owns interests in over 1,500 wells located in twelve states. The management of the operations and other business of the Partnership is the responsibility of Reef.  RELP, an affiliate of Reef, serves as operator of the Partnership’s Slaughter Dean Properties. All properties associated with the Azalea and Lett acquisitions are operated by third party operators not affiliated with Reef or any of Reef’s affiliates. The Partnership does not operate in any other industry segment.

The Partnership has expended all of the capital it raised on the Slaughter Dean, Azalea, and Lett acquisitions, and upon developmental drilling opportunities on infill and offset acreage acquired in connection with the Azalea acquisition. The Partnership does not expect to add significant additional reserves either by acquisition or drilling. Partnership production is expected to decline based upon the natural decline rates of its current producing properties. The original objective of the Partnership was to sell its properties no later than 2015 in order to maximize the rate of return to investors. However, the significant decline in crude oil prices that began during the third quarter of 2014 has significantly impacted the potential sales prices for the Partnership’s oil and gas properties. During 2014, the NYMEX future spot price for oil averaged $92.91 per barrel, however, the NYMEX future spot price for oil closed on December 31, 2014 at $53.27 per barrel. Prices have hovered near or below this level throughout the first quarter of 2015, with the NYMEX future spot price for oil closing at $48.29 on March 10, 2015.

In light of current market conditions, the Partnership has delayed any attempt to sell the properties acquired in the Azalea and Lett acquisitions. The Partnership is pursuing possible disposition of the Slaughter Dean Properties. The waterflood development project has not proven to be successful, the field has exhibited higher operating costs and also has had high workover costs on the 100+ wells in the field.

The Partnership currently has no hedges in place, and therefore is subject to commodity price risk. See “Item 7A — Quantitative and Qualitative Disclosure About Market Risk.” While oil and gas sales revenues began declining during the third quarter of 2014, the full impact of the decline in prices will not be felt until the first quarter of 2015 and beyond. The significant declines in prices for oil and gas will have a material effect on our financial condition, results of operations, cash flows, and quantities of reserves that are economically recoverable.  The Partnership expects the first quarter ceiling test to result in an impairment write down of approximately $2.5 to $3.0 million in property value. If oil and gas prices remain depressed for a significant period of time, the Partnership may not be able to achieve its objective of selling Partnership properties on terms that provide a favorable return to investors.

Liquidity and Capital Resources

Capital Contributions

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of December 31, 2014, the Partnership had expended $57,318,891 on acquisition and development of the Slaughter Dean Properties, $16,532,120 on the acquisition and development of the Azalea Properties, and $7,201,297 on the acquisition and development of the Lett Properties. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

Credit Agreement

On June 30, 2010, the Partnership and TCB entered into a Credit Agreement with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding a property acquisition. The per annum interest rate was equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  The obligations of TCB to the Partnership under the Credit Agreement were to expire on June 30, 2015, at which point the promissory note was to mature, and any unpaid principal and interest would have become due and payable.  The Credit Agreement was a reducing revolving credit facility, and was subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.

The Partnership had the right to prepay promissory note principal and accrued interest thereon in whole or in part at any time without premium or penalty. During 2014, the Partnership made various pre-payments of principal on the promissory note, utilizing proceeds from property sales and current cash flows. The Partnership completed repayment of the promissory note balance during December 2014 and terminated the Credit Agreement with TCB on December 31, 2014.

The Partnership paid TCB certain facility fees and engineering fees in connection with prior year redeterminations of the borrowing base. The fees paid in connection with these prior borrowing base redeterminations were capitalized by the Partnership as Deferred Financing Fees and amortized over the term of the Credit Agreement.

Capital Expenditures

As of December 31, 2014, the Partnership had expended $81,052,308 on property acquisition and development costs. Of this amount, $57,318,891 has been expended on the Slaughter Dean Properties, $16,532,120 has been expended on the Azalea Properties, and $7,201,297 has been expended on the Lett Properties. Expenditures in excess of available Partnership capital, which totaled $76,242,425, have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

At December 31, 2010, the Partnership fully impaired its unproved properties associated with the Slaughter Dean waterflood project totaling $53,166,873. This amount was re-classed from unproved property to the proved property full cost pool, where it was subject to depletion and the full cost ceiling test for the year ended December 31, 2010. As a result of the ceiling test calculation, the Partnership recorded impairment expense totaling $57,944,024 in 2010, primarily resulting from this transfer of the Slaughter Dean waterflood project costs into the proved property full cost pool.

Unproved property on the Partnership balance sheet consists of undrilled infill and offset acreage obtained in connection with the Azalea acquisition during 2010. The Partnership allocated $2,486,463 of the purchase price paid for the Azalea Properties in January 2010 as unproved property. Subsequent to 2010, the Partnership has sold portions of this unproved property due to intended exploratory drilling activities or because drilling costs of proposed wells on the unproved property were high enough that the Partnership would be forced to forego distributions to partners for several months in order to fund the proposed drilling project from existing cash flows.  In addition, the Partnership has transferred amounts from unproved property to proved property as wells have been drilled by the various operators of the Azalea Properties subsequent to 2010. After considering the holding period of the remaining Azalea unproved properties as well as current market conditions at December 31, 2014, the Partnership recognized impairment of unproved property totaling $361,865 during the fourth quarter of 2014. This amount was re-classed from unproved property to the proved property full cost pool, where it was subject to depletion and the full cost ceiling test for the year ended December 31, 2014.

The table below summarizes Partnership activity related to unproved properties during the year ended December 31, 2014:

	Azalea Properties	Total Costs
Beginning balance	$389,672	$389,672
Transfers to proved properties	(27,807)	(27,807)
Impairments moved to proved property	(361,865)	(361,865)
Ending balance	$—	$—

The table below summarizes Partnership activity related to unproved properties during the year ended December 31, 2013:

	Azalea Properties	Total Costs
Beginning balance	$524,357	$524,357
Transfers to proved properties	(134,685)	(134,685)
Ending balance	$389,672	$389,672

The Partnership had working capital of $534,972 at December 31, 2014. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

Results of Operations

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

The Partnership had a net loss of $2,493,870 for the year ended December 31, 2014, compared to net income of $421,300 for the year ended December 31, 2013. The primary change in operating results is primarily due to impairment of proved properties during the year ended December 31, 2014. In addition, decreases in average sales prices for crude oil and increases in lease operating expenses contributed to the loss for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

During the year ended December 31, 2014, the Partnership recognized impairment expense of $1,841,274. The impairment was primarily related to a change in the per barrel price received by the Partnership for oil production from the Thums Unit wells, which account for approximately 38.1% of the Partnerships total oil revenues. The per- barrel price received by the Partnership dropped from a premium of approximately $8 over current spot prices to a premium of approximately $2 over spot prices. This change in pricing reduced the future estimated net revenues expected from the property and led to a ceiling test write down.

Partnership revenues totaled $4,234,581 for the year ended December 31, 2014 compared to $5,112,482 for the comparable period in 2013, a decrease of 17.2% due primarily to decreases in oil sales prices. Overall, oil and gas sales volumes decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 by approximately 7.8% on a BOE basis, a result of natural declining production from existing wells. In addition, the average sales price for crude oil decreased by 10.3%, to an average price of $81.01 per Bbl for the year ended December 31, 2014 compared to an average price of $90.27 for the year ended December 31, 2013. The majority of the 2014 price decline occurred during the fourth quarter, with the fourth quarter 2014 average oil price dropping to $61.32 per barrel from $86.68 received during the third quarter. While the overall decrease in 2014 revenues year to year was 17.2%, fourth quarter revenues dropped to $743,402 from third quarter revenues of $1,182,939, a decline of 37.2%. The average sales price for natural gas increased by 6.4%, to an average price of $4.14 per MCF for the year ended December 31, 2014 compared to an average price of $3.89 for the year ended December 31, 2013. However, gas revenues account for less than 10% of total Partnership oil and gas sales revenues.

The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells substantially all of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Prices for crude oil have continued to decline throughout the first quarter of 2015.

Lease operating expenses increased from $2,327,209 for the year ended December 31, 2013 to $2,608,987 for the year ended December 31, 2014, due primarily to increased workover expenses on the Slaughter Dean Properties. Total workover costs included in lease operating expenses, most of which are incurred on the Partnership’s Slaughter Dean Properties, increased from $212,715 in 2013 to $390,078 in 2014. As workover costs are primarily a function of repairing mechanical well failures, workover costs can vary from year to year. Production tax expense decreased in conjunction with the decrease in revenues, from $298,815 for the year ended December 31, 2013 to $252,144 for the year ended December 31, 2014.

General and administrative costs during the year ended December 31, 2014 decreased to $635,685 as compared to $736,429 incurred during the year ended December 31, 2013. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $489,183 during the year ended December 31, 2013 to $431,793 during the year ended December 31, 2014. In addition, professional services incurred during the year decreased from $229,122 for the year ended December 31, 2013 to $184,476 for the year ended December 31, 2014. Professional services include legal fees, audit fees, engineering fees for reserve reports and other analysis, and fees for preparation of SEC filings and XBRL services. During 2013, the Partnership incurred one time fees associated with XBRL services to set up the initial detailed XBRL tagging of its financial statements and footnotes. These decreases were offset by a slight increase in geology and geophysical charges incurred related to resolving ownership issues and various other issues related to the individual properties.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The Partnership had net income of $421,300 for the year ended December 31, 2013, compared to net income of $786,000 for the year ended December 31, 2012. The primary cause of this change was declines in sales volumes, which were partially offset by increases in average sales prices for crude oil and natural gas.

Partnership oil and gas sales volumes declined during 2013. The property with the biggest impact on sales volumes was the Dean “B” Unit. Oil sales volumes, which during 2012 had declined by about 7.2% compared to 2011, declined by an additional 16.2% during 2013. Oil sales revenues from the Dean “B” unit, which accounted for 35.1% of Partnership oil sales revenues during 2012 and 34.7% of Partnership oil sales revenues during 2013, fell by approximately $232,600. In addition, as a result of the increase in the decline rate, the estimated proved crude oil reserves attributable to the Dean “B” unit were reduced as of December 31, 2013. The Partnership also experienced natural declines in sales volumes on its Azalea Properties. Oil sales volumes from the Thums Long Beach Unit, a long-lived waterflood, declined at a rate of less than 1%. While the Partnership has participated in developmental drilling on its Azalea Properties, and added nine new wells during 2013, future drilling activity is not expected to reverse the continuing year-to-year decline in sales volumes. The decline in sales volumes was partially offset by increased crude oil and natural gas prices during 2013. Approximately 92.8% of the Partnership’s 2013 revenues came from crude oil sales. During 2013, the average sales price for crude oil sold from Partnership wells increased by approximately 4.0%, from an average price of $86.82 per barrel to $90.27 per barrel.

The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells substantially all of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $2,506,677 for the year ended December 31, 2012 to $2,327,209 for the year ended December 31, 2013, due primarily to lower workover expenses on the Slaughter Dean Properties, and lower overhead on the Azalea Properties. Overall, workover expenses declined from $338,114 incurred during the year ended December 31, 2012 to only $237,220 for the year ended December 31, 2013. As workover costs are primarily a function of repairing mechanical well failures, workover costs can vary from year to year. Production tax expense totaled $298,815 for the year ended December 31, 2013 compared to $314,377 for the year ended December 31, 2012. Production taxes for the year ended December 31, 2012 were impacted by a production tax refund from the State of Texas of approximately $54,000 related to the Slaughter Dean waterflood enhancement project. RELP had applied for a ten year severance tax reduction, pursuant to which the state severance tax on oil production would be reduced by 50%, from 4.6% to 2.3%, after completing the waterflood enhancement project during 2011. The State of Texas approved the severance tax reduction for the ten year period beginning period August 2011 through July 2021, and the overpaid taxes from August 2011 forward were refunded during the third quarter of 2012. Going forward, the overall average production tax rate paid by the Partnership will decline as a result of this rate reduction. Oil sales from the Slaughter Dean B Unit accounted for 32.2% of total revenues for the year ended December 31, 2013. The tax rate reduction saved the Partnership approximately $37,900 during the year ended December 31, 2013.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, 2013 and 2012, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Consulting agreement *	—	—	—	—	—

* In September 2006, the Partnership entered into a consulting agreement with William R. Dixon d/b/a DXN Associates whereby the Partnership agreed to assign a one percent (1%) overriding royalty interest, proportionately reduced to the Partnership’s working interest, to William R. Dixon in exchange for Dixon’s agreement to “review and evaluate exploration, exploitation, and development drilling opportunities.” This overriding royalty interest burdens the Partnership’s working interest in the Slaughter Dean Properties only.  The amounts payable to William R. Dixon under the aforementioned agreement are not fixed and determinable amounts, and will vary based upon sales revenues from the Slaughter Dean Properties. During the years ended December 31, 2014, 2013, and 2012, William R. Dixon received $19,379, $17,147, and $23,819, respectively, related to this overriding royalty interest. At December 31, 2014, the estimated net proved reserves of the Slaughter Dean Properties, as determined by the independent engineering firm used by the Partnership’s, had a remaining economic life of 27 years.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 30% of the aggregate capital contributions to the Partnership with the consent of the Investor Partners. During 2014, the Partnership completed repayment of all of its outstanding debt under its Credit Agreement with TCB, and terminated the Credit

Agreement as of December 31, 2014. The Partnership currently has no plans to borrow additional monies. The Partnership does not plan to purchase additional properties nor engage in additional development activity proposed on Partnership properties unless such development can be paid for via current cash flows. If the Partnership did elect to borrow monies for additional acquisition or development activity, it would be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions.

To the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership’s oil and gas sales revenues, cash flow from operations, and reserve values are substantially dependent upon the prevailing price of crude oil and natural gas. The Partnership has not and does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells substantially all of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.  Declines in commodity prices will adversely affect our financial condition, liquidity, and operating results, and a sustained period of lower prices may reduce the amount of crude oil and natural gas that can be economically be produced from Partnership wells. Prevailing prices are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of other factors beyond our control, such as global, political, and economic conditions. Historically, prices received for oil and gas production have been volatile and unpredictable, and such volatility is expected to continue.

Assuming the production levels the Partnership attained during the year ended December 31, 2014, a 10% change in the price received for crude oil would have had an approximate $385,000 impact on the Partnership’s oil revenues, and a 10% change in the price received for the natural gas would have had an approximate $38,000 impact on the Partnership’s natural gas revenues. If commodity prices remain at their current levels, the impact on future operating revenues and cash flows could be much more significant.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (1992), management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	58	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	63	Chief Financial Officer and General Counsel of RELP
David M. Tierney	62	Chief Financial Reporting Officer and Treasurer of RELP

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

ITEM 11.                                                 EXECUTIVE COMPENSATION

The following table summarizes the items of compensation to be received by Reef and its affiliates from the Partnership:

Recipient	Form of Compensation	Amount

Managing General Partner	Partnership interest	10% carried interest in the Partnership, out of which the economic equivalent of a 3% carried interest is allowed to the broker/dealers who were involved in the offering of units.

Managing General Partner	Management fee	15% of subscriptions, less organization and offering costs to be paid by Reef (non-recurring). For the year ended December 31, 2008, the Partnership paid a management fee of $13,320,000.

Managing General Partner and its	Monthly administrative fee	For the years ended December 31, 2014

Recipient	Form of Compensation	Amount

Affiliates		and 2013, the Partnership paid administrative fees totaling $431,793 and $489,183, respectively.

Managing General Partner or its Affiliates	Drilling compensation

When Reef or an affiliate of Reef serves as operator of a Partnership property, then Reef or such affiliate, as the case may be, will receive drilling compensation equal to 15% of the total well costs, excluding lease acquisition costs.  Total well costs include the costs associated with all developmental activities on a well, such as drilling, completing, reworking, working over, deepening, sidetracking, or fracturing a well.  Because RELP will serve as operator of the Slaughter Dean Properties, such drilling compensation payable to RELP may amount to approximately 9% total partnership subscriptions, depending on the level of developmental operations conducted by Reef or RELP.

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

For the years ended December 31, 2014 and 2013, the Partnership paid drilling compensation fees totaling $21,201 and $25,602, respectively.

Managing General Partner and its Affiliates	Direct costs	Reimbursement at cost. For the years ended December 31, 2014 and 2013, the Partnership paid direct costs totaling $97,934 and $104,313, respectively.

Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Competitive prices. For the years ended December 31, 2014 and 2013, the Partnership paid no payments for equipment, supplies, marketing and other services.

Recipient	Form of Compensation	Amount

Managing General Partner and its Affiliates	Acquisition and Development Costs	Reimbursement at cost. For the years ended December 31, 2014 and 2013, the Partnership did not reimburse the Managing General Partner and its affiliates for any acquisition and development costs.

Reef received a payment equal to 15% ($13,320,000, less $151,906 of the unpaid net asset values) of the Partnership’s subscriptions, as adjusted for sale of Partnership units to brokers for their own accounts, who were permitted to buy Partnership units at a price net of the commission that they would normally earn on sales of such units.  From this payment, Reef paid organization and offering costs of the Partnership, including commissions.  Because the organization and offering costs were less than 15% of the aggregate subscriptions to the Partnership, Reef kept the difference ($5,688,668) as a one-time management fee.

Reef purchased 1% of the Partnership units, and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest.  Prior to October 1, 2013, cash distributions to partners of the net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs were distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. Thus, effective October 1, 2013, Reef also receives 0.06% of the distributions paid to investor partners. As such, Reef currently receives 11.06% and investor partners receive 88.94% of total cash distributions. During the years ended December 31, 2014, 2013 and 2012, Reef received $18,796, $75,112, and $72,085, respectively, in cash distributions related to its 11% interest, and received $103 and $142 during the years ended December 31, 2014 and 2013 related to its 0.06% limited partner interest.

In addition, when RELP, serves as operator of a Partnership well, then RELP, receives drilling compensation in an amount equal to 15% of the total well costs paid from the funds of the Partnership.  RELP currently serves as the operator of the Slaughter Dean Properties. As a result, such drilling compensation payable to RELP may amount to approximately 9% of total partnership subscriptions, depending on the level of developmental operations conducted by RELP.  Total well costs include all drilling and equipment costs, including intangible well costs, tangible costs of drilling and completing the well, costs of storage and other surface facilities, and the tangible costs of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions for purposes of calculating drilling compensation.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells. During the years ended December 31, 2014, 2013, and 2012, RELP received $21,201, $25,602, and $39,856, respectively, in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2013, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $96,804 and $1,130, respectively.   During the year ended December 31, 2013, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $102,762 and $1,551, respectively.   During the year ended December 31, 2012, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $171,800 and $1,302, respectively.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  During the years ended December 31, 2014, 2013, and 2012, the administrative overhead charged by RELP to the Partnership totaled $431,793, $489,183, and $567,424, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2014 and 2013, RELP owed the Partnership $183,078 and $509,271, respectively, for net revenues processed in excess of net joint interest and technical and administrative service charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2014 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Title of Interest	Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
General Partner	Reef Oil & Gas Partners, L.P. (1)	8.969696	1.00%	1.00%
Limited Partner	Reef Oil & Gas Partners, L.P. (1)	0.600000	0.067%	0.06%
General Partner	Reef Oil & Gas Partners, L.P. (1)			10.00%

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

ITEM 14.                                                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

In each of the last two fiscal years, the Partnership incurred professional audit and tax fees from its principal accountant BDO USA, LLP, as disclosed in the table below:

	2014	2013
Audit Fees	$70,803	$72,588
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee. As such, no pre-approval policies or procedures for engagement of principal accountants have been established.

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

Date: March 31, 2015

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
/s/ Michael J. Mauceli		March 31, 2015
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 31, 2015
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

10.21	Third Amendment to the Credit Agreement dated April 30, 2013 between Reef Oil & Gas Income and Development Fund III, L.P., as borrower and Texas Capital Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 10-Q, dated May 15, 2013.

23.2	*	Consent of Forrest A. Garb & Associates, Inc.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1	*	Summary Reserve report of Forrest A. Garb & Associates, Inc.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

Reef Oil & Gas Income and Development Fund III, L.P.

Financial Statements

Years Ended December 31, 2014, 2013, and 2012

Report of Independent Registered Public Accounting Firm

Partners

Reef Oil & Gas Income and Development Fund III, L.P.

Richardson, TX

We have audited the accompanying balance sheets of Reef Oil & Gas Income and Development Fund III, L.P. (“the Partnership”) as of December 31, 2014 and 2013 and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Oil & Gas Income and Development Fund III, L.P. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Dallas, Texas

March 31, 2015

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Balance Sheets

December 31,	2014	2013

Assets
Current assets:
Cash and cash equivalents	$368,620	$651,936
Accounts receivable from affiliates	183,078	509,271
Deferred financing fees, net	—	10,056
Total current assets	551,698	1,171,263

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $66,651,471 and $63,825,425	11,116,897	13,384,631
Unproved properties, excluded from amortization	—	389,672
Net oil and gas properties	11,116,897	13,774,303

Deferred financing fees, net	—	4,184

Total assets	$11,668,595	$14,949,750

Liabilities and partnership equity

Current liabilities:
Accounts payable	$10,479	$8,387
Accrued liabilities	6,247	—
Current portion of long term note payable	—	360,000
Total current liabilities	16,726	368,387

Long term liabilities
Note payable	—	330,000
Asset retirement obligation	2,528,422	2,463,175
Total long term liabilities	2,528,422	2,793,175

Commitments and contingencies (Note 6)

Partnership equity
General partners	5,230,521	6,709,582
Limited partners	3,645,712	4,841,706
Managing general partner	247,214	236,900
Total partnership equity	9,123,447	11,788,188

Total liabilities and partnership equity	$11,668,595	$14,949,750

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Operations

	For the Years Ended December 31,
	2014	2013	2012

Oil, gas and NGL sales	$4,234,581	$5,112,482	$5,830,997

Costs and expenses:
Lease operating expenses	2,608,987	2,327,209	2,506,677
Production taxes	252,144	298,815	314,377
Depreciation, depletion and amortization	1,194,107	1,102,611	1,222,493
Accretion of asset retirement obligation	163,490	155,345	119,588
Property impairment	1,841,274	—	—
General and administrative	635,685	736,429	776,523
Total costs and expenses	6,695,687	4,620,409	4,939,658

Income (loss) from operations	(2,461,106)	492,073	891,339

Other income (expense)
Miscellaneous income	746	463	69
Interest expense	(17,954)	(56,334)	(80,632)
Amortization of deferred financing fees	(15,556)	(14,902)	(24,776)
Total other income (expense)	(32,764)	(70,773)	(105,339)

Net income (loss)	$(2,493,870)	$421,300	$786,000

Net income (loss) per general partner unit	$(2,841.31)	$298.08	$650.10
Net income (loss) per limited partner unit	$(2,841.31)	$298.08	$650.10
Net income per managing partner unit	$3,256.80	$17,459.23	$23,268.23

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Partnership Equity

	General Partners		Limited Partners		Managing General Partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2011	490.9827	$6,902,531	397.0172	$4,997,729	8.9697	$18,784	896.9696	$11,919,044
Partner distributions	—	(322,476)	—	(260,760)	—	(72,085)	—	(655,321)
Net income	—	319,189	—	258,102	—	208,709	—	786,000
Balance at December 31, 2012	490.9827	$6,899,244	397.0172	$4,995,071	8.9697	$155,408	896.9696	$12,049,723

Distribution amount per partnership unit		$656.80		$656.80		$8,036.50

Balance at December 31, 2012	490.9827	$6,899,244	397.0172	$4,995,071	8.9697	$155,408	896.9696	$12,049,723
Partner distributions	—	(336,015)	—	(271,708)	—	(75,112)	—	(682,835)
Net income	—	146,353	—	118,343	—	156,604	—	421,300
Balance at December 31, 2013	490.9827	$6,709,582	397.0172	$4,841,706	8.9697	$236,900	896.9696	$11,788,188

Distribution amount per partnership unit		$684.37		$684.37		$8,373.97

Balance at December 31, 2013	490.9827	$6,709,582	397.0172	$4,841,706	8.9697	$236,900	896.9696	$11,788,188
Partner distributions	—	(84,027)	—	(67,946)	—	(18,898)	—	(170,871)
Net income (loss)	—	(1,395,034)	—	(1,128,048)	—	29,212	—	(2,493,870)
Balance at December 31, 2014	490.9827	$5,230,521	397.0172	$3,645,712	8.9697	$247,214	896.9696	$9,123,447

Distribution amount per partnership unit		$171.14		$171.14		$2,106.87

See accompanying notes to financial statements

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities
Net income (loss)	$(2,493,870)	$421,300	$786,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	1,194,107	1,102,611	1,222,493
Accretion of asset retirement obligation	163,490	155,345	119,588
Amortization of deferred financing fees	15,556	14,902	24,776
Plugging and abandonment costs paid from ARO	(53,894)	(55,893)	(30,835)
Property impairment	1,841,274	—	—
Changes in operating assets and liabilities
Accounts receivable	—	1,986	(186)
Accounts receivable from affiliates	326,193	170,151	(35,301)
Accounts payable	65	2,792	1,998
Accrued liabilities	6,247	—	—

Net cash provided by operating activities	999,168	1,813,194	2,088,533

Cash flows from investing activities:
Proceeds from sale of oil & gas properties	134,839	253,760	93,451
Property development	(557,163)	(585,584)	(1,094,017)

Net cash used in investing activities	(422,324)	(331,824)	(1,000,566)

Cash flows from financing activities:
Payment of note payable	(690,000)	(625,000)	(450,000)
Payment of debt issuance costs	(1,316)	(16,843)	(812)
Distributions to partners	(168,844)	(682,835)	(655,321)

Net cash used in financing activities	(860,160)	(1,324,678)	(1,106,133)

Net increase (decrease) in cash and cash equivalents	(283,316)	156,692	(18,166)
Cash and cash equivalents, beginning of year	651,936	495,244	513,410

Cash and cash equivalents, end of year	$368,620	$651,936	$495,244

Supplemental cash flow disclosure
Cash paid for interest expense on note payable	$17,954	$56,103	$80,592
Supplemental disclosure of non-cash investing transactions
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$(4,692)	$(5,859)	$(1,605)
Property sales included in accounts receivable from affiliates	$—	$—	$45,522
Additions to property and asset retirement obligation	$2,014	$2,683	$446,189
Asset retirement obligation in excess of liability	$(41,671)	$—	$—
Supplemental disclosure of non-cash financing transactions
Partner distributions included in accounts payable	$2,027	$—	$—

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

Cash distributions to partners of the net cash flow from crude oil and natural gas sales, less operating, general and administrative, and other costs were previously distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. Thus, effective October 1, 2013 Reef also receives 0.06% of the distributions paid to investor partners. As such, effective October 1, 2013 Reef receives 11.06% and investor partners receive 88.94% of total cash distributions.

The Partnership operates in only one industry segment, which is the exploration, development and production of oil, condensate, natural gas and natural gas liquids (“NGL’s”) in the United States.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions under different conditions. The more significant areas requiring the use of management’s estimates and judgments relate to the estimation of proved crude oil and natural gas reserves, the use of these crude oil and natural gas reserves in calculating depletion, depreciation, and amortization, the use of the estimates of future net revenues in computing ceiling test limitations, and estimates of future abandonment obligations used in recording asset retirement obligations.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the year ended December 31, 2014, the Partnership recognized $1,841,274 of impairment expense of proved properties. During the years ended December 31, 2013, and 2012, the Partnership recognized no property impairment expense of proved properties.

Unproved property consists of undrilled infill and offset acreage acquired in connection with the purchase of the Azalea Properties in 2010. Investments in unproved property are not subject to depletion until they are either impaired or developed. Unproved property is assessed for impairment quarterly as of the balance sheet date. In determining whether an unproved property is impaired, the Partnership considers numerous factors including, but not limited to, the following items: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property, geological and geophysical evaluation and current market conditions. To the extent that the assessment indicates a property is impaired, the impairment amount is re-classed from unproved property to the proved property full cost pool and subjected to depletion and the quarterly full cost ceiling test. After considering the holding period of the Azalea unproved properties as well as current market conditions at December 31, 2014, the Partnership impaired unproved property totaling $361,865 during the fourth quarter of 2014.  This amount was re-classed from unproved property to the proved property full cost pool and subjected to depletion and the full cost ceiling test at December 31, 2014.  During the years ended December 31, 2013 and 2012, the Partnership recognized no property impairment of unproved property.

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at December 31, 2014, 2013, and 2012 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

Reserves and their relation to estimated future net cash flows impact the Partnership’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. If proved reserve estimates decline, the rate at which depletion expense is recorded increases, reducing future net income. A decline in estimated proved reserves and future cash flows, whether caused by declining commodity prices or downward adjustments to the rate of production from Partnership wells, also reduces the capitalized cost ceiling and may result in increased impairment expense.

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

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

The following table summarizes the Partnership’s asset retirement obligation for the periods ended December 31, 2014 and 2013.

	2014	2013
Beginning asset retirement obligation	$2,463,175	$2,366,899
Additions related to new properties	2,014	2,683
Retirement related to sale and disposition of proved properties	(4,692)	(5,859)
Retirement related to property abandonment and restoration	(95,565)	(55,893)
Accretion expense	163,490	155,345
Ending asset retirement obligation	$2,528,422	$2,463,175

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2014, 2013, and 2012.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2014, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $19.6 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

Accounting Standards Codification (“ASC”) section 740 provides guidance on accounting for uncertainty in income taxes. ASC 740 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Under ASC 740, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2014 and 2013.  The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2014, 2013, and 2012.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable from affiliates, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. The fair market value of the Partnership’s long-term debt approximates the carrying value at December 31, 2013, as it is subject to short-term floating interest rates that approximate the rates available to the Partnership for those periods, and is classified as Level 2 within the fair value hierarchy.

Comprehensive Income

Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Partnership has no items of comprehensive income other than net income in any period presented. Therefore, net income as presented in the

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

statements of operations equals comprehensive income.

Recent Accounting Developments

The following recently issued accounting pronouncement has been adopted or may impact the Partnership in future periods:

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 which provides accounting guidance for all revenues arising from contracts to provide goods or services to customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); (5) recognize revenue when (or as) the entity satisfies a performance obligation. The requirements from the new ASU will supersede prior revenue recognition requirements and most prior industry-specific guidance throughout the FASB’s ASC, and will be effective for all interim and annual periods beginning after December 15, 2016. The Partnership is still considering the method of adoption but does not expect the adoption of this guidance to materially impact its operating results, financial position or cash flow.

3. Long-Term Debt

On June 30, 2010, the Partnership and Texas Capital Bank, N.A. (“TCB”) entered into a Credit Agreement (the “Credit Agreement”) with a $5,000,000 borrowing base, and a related promissory note and security agreement for purposes of funding a property acquisition. The per annum interest rate was equal to the U.S. prime rate as published by the Wall Street Journal’s “Monday Rates” plus 0.5%, with a minimum interest rate of 5%, payable monthly.  The obligations of TCB to the Partnership under the Credit Agreement were to expire on June 30, 2015, at which point the promissory note was to mature, and any unpaid principal and interest would have become due and payable.  The Credit Agreement was a reducing revolving credit facility, and was subject to semi-annual redetermination of the borrowing base in accordance with the TCB’s customary practices for oil and gas loans.

The Partnership had the right to prepay principal and accrued interest thereon in whole or in part at any time without premium or penalty. During 2014, the Partnership made various pre-payments of principal on the promissory note, utilizing proceeds from property sales and current cash flows. The Partnership completed repayment of the promissory note balance during December 2014 and terminated the Credit Agreement with TCB on December 31, 2014.

The Partnership paid TCB certain facility fees and engineering fees in connection with prior year redeterminations of the borrowing base. The fees paid in connection with these prior borrowing base redeterminations were capitalized by the Partnership as Deferred Financing Fees and amortized over the term of the Credit Agreement.

4. Transactions with Affiliates

Reef purchased 1% of the Partnership units, and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest.  Cash distributions to partners of the net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs were previously distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. Thus, effective October 1, 2013 Reef also receives 0.06% of the distributions paid to investor partners. As such, effective October 1, 2013 Reef receives 11.06% and investor partners receive 88.94% of total cash distributions. During the years ended December 31, 2014, 2013 and 2012, Reef received $18,796, $75,112, and $72,085, respectively, in cash distributions related to its 11% interest, and received $103 and $142 during the years ended December 31, 2014 and 2013 related to its 0.06% limited partner interest. From funds generated by its carried interest and management fee, Reef pays to specific FINRA-licensed broker-dealers on a quarterly basis a fee in an amount equal to the maximum of the economic equivalent of a 3% carried interest in the Partnership as additional compensation for the sale of units. This fee is recorded as a commission expense by Reef.

Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership for wells operated by RELP.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Partnership for non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the years ended December 31, 2014, 2013 and 2012, RELP received $21,201, $25,602, and $39,856, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2014, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $96,804 and $1,130, respectively. During the year ended December 31, 2013, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $102,762 and $1,551, respectively. During the year ended December 31, 2012, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $171,800 and $1,302, respectively.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  During the years ended December 31, 2014, 2013, and 2012, the administrative overhead charged by RELP to the Partnership totaled $431,793, $489,183, and $567,424, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2014 and 2013, RELP owed the Partnership $183,078 and $509,271, respectively, for net revenues processed in excess of net joint interest and technical and administrative service charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month.

In September 2012, the Partnership sold leasehold interests related to a non-operated three well drilling program in the Covington Prospect in Ward County, Texas to Reef 2012-A Private Drilling Fund, L.P., a Reef affiliate (“Reef 2012-A”).  The estimated drilling cost of the three proposed wells to the Partnership was in excess of $450,000, and the Partnership would have needed to retain cash flow from producing properties and forego distributions to partners for several months in order to fund this drilling project. The leasehold acreage sold also included one productive working interest well and twelve productive royalty interest wells. The sales price was $201,573, of which $93,451 was received in 2012 and the remainder during 2013. In accordance with the full cost method of accounting, the Partnership did not record any gain or loss related to this transaction, as it did not significantly affect the unit-of-production amortization rate.

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2014, one marketer and one operator accounted for 37.5% and 36.0% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2013, one marketer and one operator accounted for 38.0% and 32.8% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2012, one marketer and one operator accounted for 34.6% and 26.8% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

The Partnership entered into a consulting agreement with William R. Dixon d/b/a DXN Associates whereby the Partnership agreed to assign a one percent (1%) overriding royalty interest, proportionately reduced to the Partnership’s working interest, to William R. Dixon in exchange for Dixon’s agreement to “review and evaluate exploration, exploitation, and development drilling opportunities.” This overriding royalty interest burdens the Partnership’s working interest in the Slaughter Dean Properties.  During the years ended December 31, 2014, 2013, and 2012, William R. Dixon received $19,379, $17,147, and $23,819, respectively, related to this overriding royalty interest. At December 31, 2014, the estimated net proved reserves of the Slaughter Dean Properties, as determined by the independent engineering firm used by the Partnership, had a remaining economic life of 27 years.

7. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the years ended December 31, 2014, 2013 and 2012 is detailed below:

For the year ended December 31, 2014

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$29,212	$3,256.80
General partner	490.9827	(1,395,034)	$(2,841.31)
Limited partner	397.0172	(1,128,048)	$(2,841.31)
Total	896.9696	$(2,493,870)

For the year ended December 31, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$156,604	$17,459.23
General partner	490.9827	146,353	$298.08
Limited partner	397.0172	118,343	$298.08
Total	896.9696	$421,300

For the year ended December 31, 2012

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$208,709	$23,268.23
General partner	490.9827	319,189	$650.10
Limited partner	397.0172	258,102	$650.10
Total	896.9696	$786,000

8. Subsequent Event

We have evaluated subsequent events and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

9. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of the periods indicated:

	December 31, 2014	December 31, 2013	December 31, 2012

Oil and natural gas properties:
Unproved properties	$—	$389,672	$524,357
Proved properties	75,650,205	75,083,374	74,628,075
Capitalized asset retirement cost	2,118,163	2,126,682	2,124,314
	77,768,368	77,599,728	77,276,746
Less:
Accumulated depreciation, depletion and amortization	(6,197,743)	(5,212,971)	(4,116,026)
Property impairment	(60,453,728)	(58,612,454)	(58,612,454)
	(66,651,471)	(63,825,425)	(62,728,480)

Total	$11,116,897	$13,774,303	$14,548,266

Costs Incurred

The following table sets forth the costs incurred in oil and gas exploration and development activities during the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012

Oil and natural gas properties:
Exploration	$—	$—	$—
Development	559,177	588,267	1,540,206
Total	$559,177	$588,267	$1,540,206

Results of Operations

The following table sets forth the results of operations from oil and gas producing activities for the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Oil and gas producing activities:
Oil sales	$3,852,681	$4,746,601	$5,358,144
Natural gas sales	381,900	365,881	472,853
Production expenses	(2,861,131)	(2,626,024)	(2,821,054)
Accretion of asset retirement obligation	(163,490)	(155,345)	(119,588)
Depreciation, depletion and amortization	(1,194,107)	(1,102,611)	(1,222,493)
Property impairment	(1,841,274)	—	—
Results of operations from oil and gas producing activities	$(1,825,421)	$1,228,502	$1,667,862

Depletion rate per BOE	$18.98	$16.16	$14.40

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Reserve Summary

The reserve information presented below is based upon estimates of net proved oil and gas reserves that were prepared by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc. as of December 31, 2014, 2013 and 2012. All of the Partnership’s reserves are located in the United States.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  The project to extract the hydrocarbons must have commenced or the interest owner must be reasonably certain that it will commence within a reasonable period of time. At December 31, 2014, all of the Partnership’s reserves are classified as proved developed reserves. At December 31, 2013, 99.83% of the Partnership’s proved reserves are classified as proved developed reserves, and 0.17% are classified as proved undeveloped reserves. At December 31, 2013, future development costs were estimated to be approximately $23,970 in connection with the Partnership’s proved developed non-producing and proved undeveloped reserves.

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

The following information table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2014, 2013 and 2012.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2011	679,860	1,172,750	875,318
Reserves sold	(5,117)	(5,873)	(6,096)
Revisions of previous estimates	152,765	(57,161)	143,238
Production	(61,718)	(138,956)	(84,878)
Reserves at December 31, 2012	765,790	970,760	927,582

Reserves sold	—	(800)	(133)
New Discoveries	3,540	22,520	7,294
Revisions of previous estimates	(172,746)	7,406	(171,511)
Production	(52,584)	(93,936)	(68,240)
Reserves at December 31, 2013	544,000	905,950	694,992

Reserves sold	(710)	(16,090)	(3,392)
New Discoveries	1,700	7,700	2,983
Revisions of previous estimates	29,245	(147,761)	4,618
Production	(47,555)	(92,149)	(62,913)
Reserves at December 31, 2014	526,680	657,650	636,288

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

For the years ended December 31, 2014, 2013, and 2012, calculations were made using average prices of $93.63, $96.90, and $94.68 per barrel of crude oil, respectively, and $4.22, $3.67, and $2.76 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

The standardized measure of discounted future net cash flows as of December 31, 2014, 2013 and 2012 were as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Future cash inflows	$50,801,390	$58,719,780	$77,852,350
Future production costs	(22,574,330)	(23,427,730)	(34,800,440)
Future development costs	—	(23,970)	—
Future net cash flows	28,227,060	35,268,080	43,051,910
Effect of discounting net cash flows at 10%	(17,110,163)	(21,285,710)	(26,330,380)
Discounted future net cash flows	$11,116,897	$13,982,370	$16,721,530

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves were as follows for the years indicated:

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

	December 31, 2014	December 31, 2013	December 31, 2012
Standardized measure at beginning of period	$13,982,370	$16,721,530	$16,035,470
New Discoveries, net of future production and development cost	97,740	139,290	—
Net change in sales price, net of production costs	(1,797,237)	1,603,865	1,645,080
Revisions of quantity estimates	92,511	(3,155,972)	2,318,973
Changes in production timing rates	(1,404,294)	(665,373)	(1,688,197)
Accretion of discount	1,398,237	1,672,153	1,603,547
Sales net of production costs	(1,209,960)	(2,331,113)	(2,890,355)
Sales of minerals in place	(42,470)	(2,010)	(302,988)
Net increase (decrease)	(2,865,473)	(2,739,160)	686,060
Standardized measure at end of year	$11,116,897	$13,982,370	$16,721,530