Form 10-Q
period 2015-03-31
Reef Oil & Gas Income & Development Fund III LP
filed 2015-05-14
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 000-53795

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

(Exact name of registrant as specified in its charter)

Texas	26-0805120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 14, 2015, the registrant had 490.9827 units of general partner interest outstanding, 8.9697 units of general partner interest and 1.0500 units of limited partner interest held by the managing general partner, and 395.9672 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$368,340	$368,620
Accounts receivable from affiliates	—	183,078
Total current assets	368,340	551,698

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $69,524,081 and $66,651,471	8,421,980	11,116,897
Net oil and gas properties	8,421,980	11,116,897

Total assets	$8,790,320	$11,668,595

Liabilities and partnership equity

Current liabilities:
Accounts payable	$10,199	$10,479
Accrued liabilities	16,100	6,247
Accounts payable to affiliate	197,583	—
Total current liabilities	223,882	16,726

Long term liabilities
Asset retirement obligation	2,567,328	2,528,422
Total long term liabilities	2,567,328	2,528,422

Commitments and contingencies (Note 6)

Partnership equity
General partners	3,534,241	5,230,521
Limited partners	2,274,071	3,645,712
Managing general partner	190,798	247,214
Total partnership equity	5,999,110	9,123,447

Total liabilities and partnership equity	$8,790,320	$11,668,595

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2015	2014

Oil, gas and NGL sales	$495,113	$1,135,544

Costs and expenses:
Lease operating expenses	510,364	658,198
Production taxes	29,533	69,237
Depreciation, depletion and amortization	227,543	334,411
Accretion of asset retirement obligation	40,330	39,027
Property impairment	2,645,066	—
General and administrative	166,616	182,235
Total costs and expenses	3,619,452	1,283,108

Loss from operations	(3,124,339)	(147,564)

Other income (expense)
Miscellaneous income	—	230
Interest income (expense)	2	(8,138)
Amortization of deferred financing fees	—	(2,668)
Total other income (expense)	2	(10,576)

Net loss	$(3,124,337)	$(158,140)

Net loss per general partner unit	$(3,454.87)	$(196.16)
Net loss per limited partner unit	$(3,454.87)	$(196.16)
Net income (loss) per managing partner unit	$(6,289.64)	$1,788.88

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(3,124,337)	$(158,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	227,543	334,411
Accretion of asset retirement obligation	40,330	39,027
Amortization of deferred financing fees	—	2,668
Plugging and abandonment costs paid from ARO	(1,424)	(2,489)
Property impairment	2,645,066	—
Changes in operating assets and liabilities
Accounts receivable	—	—
Accounts receivable from affiliates	183,078	80,055
Accounts payable	—	(190)
Accrued liabilities	9,853	10,000
Accounts payable to affiliates	19,891	—

Net cash provided by operating activities	—	305,342

Cash flows from investing activities:
Property development	—	(214,158)

Net cash used in investing activities	—	(214,158)

Cash flows from financing activities:
Payment of note payable	—	(90,000)
Payment of debt issuance costs	—	(1,316)
Distributions to partners	(280)	—

Net cash used in financing activities	(280)	(91,316)

Net decrease in cash and cash equivalents	(280)	(132)
Cash and cash equivalents, beginning of year	368,320	651,936

Cash and cash equivalents, end of year	$368,040	$651,804

Supplemental cash flow disclosure
Cash paid for interest expense on note payable	$—	$8,138
Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$177,692	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2015

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2015. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from  the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three month periods ended March 31, 2015 and 2014, the Partnership recognized $2,645,066 and $0 of impairment expense of proved properties, respectively.

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at March 31, 2015 and December 31, 2014 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information at March 31, 2015 was based upon evaluations prepared by the senior reservoir engineer for Reef Exploration, L.P. (“RELP”), an affiliate of the Partnership and Reef Oil and Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership. The Partnership’s proved reserve information at December 31, 2014 was based upon evaluations prepared by independent petroleum engineers.

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

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2015 and the year ended December 31, 2014.

	Three months ended March 31, 2015	Year ended December 31, 2014
Beginning asset retirement obligation	$2,528,422	$2,463,175
Additions related to new properties	—	2,014
Retirement related to property sales and dispositions	—	(4,692)
Retirement related to property abandonment and restoration	(1,424)	(95,565)
Accretion expense	40,330	163,490
Ending asset retirement obligation	$2,567,328	$2,528,422

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable from affiliates, accounts payable, accounts payable to affiliates, and accrued liabilities approximates their carrying value due to their short-term nature.

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

3. Transactions with Affiliates

Reef purchased 1% of the Partnership units, and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest. Reef also owns 1.05 units of limited partner interest, of which 0.45 units were acquired March 1, 2015. Therefore, effective March 1, 2015 Reef also receives 0.11% of the distributions paid to investor partners. As such, effective March 1, 2015 Reef receives 11.11% and investor partners receive 88.89% of total cash distributions. Prior to March 1, 2015, Reef received 11.06% and investor partners received 88.94% of total cash distributions.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. RELP currently serves as the operator of the Slaughter Field in Cochran County, Texas and the wells in which the Partnership holds an interest thereon (the “Slaughter Dean Wells”) and receives drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for all non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the three month period ended March 31, 2015 and the year ended December 31, 2014, RELP received $8,107 and $21,201, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and documented out-of-pocket expenses incurred on behalf of the Partnership. During the three month periods ended March 31, 2015 and 2014, the Partnership paid Reef and its affiliates $24,019 and $15,642, respectively, for direct costs and paid Reef and its affiliates $967 and $196, respectively, for out of pocket expenses.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors,  including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three month periods ended March 31, 2015 and 2014, the administrative overhead charged by RELP to the Partnership totaled $92,927 and $123,234, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or third parties, but excluding direct and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2015, the Partnership owed RELP $197,583 for joint interest, drilling compensation, direct costs, and out-of pocket expenses processed in excess of net revenues. At December 31, 2014, RELP owed the Partnership $183,078, for net revenues processed in excess of joint interest, drilling compensation, direct costs and out-of-pocket expenses. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three month periods ended March 31, 2015 and 2014 is detailed below:

For the three months ended March 31, 2015

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(56,416)	$(6,289.64)
General partner	490.9827	(1,696,280)	$(3,454.87)
Limited partner	397.0172	(1,371,641)	$(3,454.87)
Total	896.9696	$(3,124,337)

For the three months ended March 31, 2014

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$16,046	$1,788.88
General partner	490.9827	(96,309)	$(196.16)
Limited partner	397.0172	(77,877)	$(196.16)
Total	896.9696	$(158,140)

5. Subsequent Event

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

Except as otherwise required by applicable law, we disclaim any duty to update forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

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

On properties purchased by the Partnership, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but will not engage in exploratory drilling for unproved reserves, should acreage purchased by the Partnership be deemed to contain unproved drilling locations.  Drilling locations with unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef. The Partnership evaluates, on a case by case basis, proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with its 2010 purchase of certain working interests in oil and gas properties (the “Azalea properties”) represented by leases, covering more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and agrees to participate or declines to participate in such additional drilling based upon its evaluations of such proposals. In order to protect or preserve the value of the Partnership’s holdings, the Partnership may participate in such developmental drilling, in which case funds to drill may be taken from current net cash flows available for distributions to investors. The Partnership does not expect to purchase interests in any additional properties. During the first quarter of 2015, the Partnership did not receive any drilling proposals. Drilling costs and drilling compensation recorded by the Partnership during the first quarter of 2015 was related to drilling proposals that were approved during 2014.

The Partnership made three major property acquisitions, referred to as the Slaughter Dean acquisition, Azalea acquisition, and Lett acquisition, with the capital raised by the Partnership, and owns interests in over 1,500 wells located in twelve states. The management of the operations and other business of the Partnership is the responsibility of Reef.  Reef Exploration, L.P. (“RELP”), an affiliate of Reef and the Partnership, serves as the operator of the Slaughter Dean Wells, which are located in Cochran County, Texas. All other properties that have been acquired by the Partnership are operated by third party operators not affiliated with Reef or any of Reef’s affiliates. The Partnership operates in only one industry segment, which is the exploration, development and production of oil, condensate, natural gas and natural gas liquids (“NGL’s”) in the United States.

As a result of the significant decline in crude oil prices that began during the third quarter of 2014 and has continued into the second quarter of 2015, the Partnership has delayed any attempt to sell the properties acquired in the Azalea and Lett acquisitions. The Partnership continues to pursue possible disposition of the Slaughter Dean acquisition properties. The waterflood development project implemented by Reef on the Slaughter Dean acquisition properties has not proven to be successful, and the field has exhibited higher operating costs and also has had high workover costs on the 100+ wells in the field.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of March 31, 2015, the Partnership had expended $81,230,000 on property acquisition and development costs, prior to sales of the Partnership’s interests or portions of its interests in certain properties. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

Working capital declined during the first quarter of 2015, from $534,972 at December 31, 2014 to $144,458 at March 31, 2015. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and cash flow from sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. As such, the Partnership’s revenues, cash flows, and reserve values are substantially dependent upon the prevailing prices of crude oil and natural gas. The decline in crude oil prices that began during the third quarter of 2014 has had a significant adverse effect on the Partnership’s results of operations and financial position. While crude oil prices have been recovering since mid-March, the Partnership could need to temporarily borrow funds from the managing general partner, and may be required to sell oil and gas properties during this period of lower prices in order to repay such advances.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. This discussion should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated on a BOE basis.

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Slaughter Dean properties	All other properties	Total	Slaughter Dean properties	All other properties	Total
Sales volumes:
Oil (Bbls)	3,723	6,384	10,107	5,238	7,185	12,423
Natural gas (Mcf)	326	17,571	17,897	674	27,952	28,626

Oil and NGL sales	$154,388	$292,965	$447,353	$439,977	$572,878	$1,012,855
Gas sales	480	47,280	47,760	1,348	121,341	122,689
Production taxes	3,803	25,730	29,533	11,911	57,326	69,237
Lease operating expenses	284,543	225,821	510,364	316,660	341,538	658,198

Average sales prices received:
Oil (Bbls)	$41.57	$45.83	$44.26	$84.00	$79.73	$81.53
Natural gas (Mcf)	$1.47	$2.69	$2.67	$2.00	$4.34	$4.29

The sharp decline in average prices received for both crude oil and natural gas during the first quarter of 2015 had a significant adverse impact on the Partnership’s results of operations. The Partnership’s Slaughter Dean acquisition properties are an older, higher cost waterflood unit, and are currently operating at a deficit, while the Partnership’s remaining properties still show an operating profit. During December 2014 and the first quarter of 2015, four productive Slaughter Dean Wells had mechanical failures. As a result, the Partnership has shut-in the wells and delayed workover expenses to repair such wells.  Estimated production lost during the first quarter of 2015 from these four wells, net to the Partnership, was 770 barrels (“Bbls”). The estimate to repair the wells, net to the Partnership, is approximately $45,000. The Partnership has currently prioritized disposition of the Slaughter Dean acquisition properties. The Partnership does not believe that shutting in the entire field is a viable option due to the risk of being unable to restore production.

The estimated net proved crude oil and natural gas reserves at March 31, 2015 and 2014 are summarized below. Reserve estimates are calculated using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. At March 31, 2015, the un-weighted arithmetic average prices were $82.72 per Bbl of crude oil and $3.88 per thousand cubic feet (“Mcf”) of natural gas, compared to $98.43 per Bbl of crude oil and $3.99 per Mcf of natural gas at March 31, 2014.

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

As a result of first quarter 2015 commodity prices being included in future ceiling test limitations for each of the next three quarterly computations, the Partnership expects estimated net proved crude oil and natural gas reserves to continue to decline, and that the Partnership will incur additional impairment charges in future quarters of 2015. While impairment charges do not impact cash flows from operating activities, continuing lower prices for crude oil and natural gas would have a significant impact on revenues and operating cash flow and the ability to sell producing properties.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2015	492,930	608,170
March 31, 2014	534,660	900,880

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The Partnership had a net loss of $3,124,337 for the three month period ended March 31, 2015, compared to a net loss of $158,140 for the three month period ended March 31, 2014. The primary reason for the change in operating results is impairment of proved properties during the three months ended March 31, 2015. In addition, decreases in average sales prices for crude oil and natural gas contributed to the loss for the three month period ended March 31, 2015.

During the three month period ended March 31, 2015, the Partnership recognized impairment expense of proved property totaling $2,645,066, primarily due to lower commodity prices. During the three month period ended March 31, 2014, the Partnership had no impairment of proved property.

Estimates of reserves and future net revenues from those reserves are calculated based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period. At December 31, 2014, estimated reserves were calculated using average prices of $93.63 per Bbl for crude oil and $4.22 per Mcf of natural gas. At March 31, 2015, as a result of including the first-day-of-the month commodity prices for the first quarter of 2015 in this calculation, estimated reserves were calculated using average prices of $82.72 per Bbl for crude oil and $3.88 per Mcf of natural gas. As a result of first quarter 2015 commodity prices being included in future ceiling test limitations for each of the next three quarterly computations, the Partnership expects to incur additional impairment charges in future quarters of 2015. While impairment charges do not impact cash flows from operating activities, continuing lower prices for crude oil and natural gas would have a significant impact on revenues and operating cash flow.

Partnership revenues totaled $495,113 for the three month period ended March 31, 2015 compared to $1,135,544 for the three month period ended March 31, 2014, a decrease of 56.4% due primarily to decreases in oil and natural gas sales prices. Oil and gas sales volumes decreased during the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 by approximately 23.9% on a BOE basis as a result of natural declining production from existing wells, and as a result of the Partnership delaying workover costs to repair mechanical failures in four Slaughter Dean Wells. However, prices had a greater impact on sales revenues, with the average sales price for crude oil decreasing by 45.7%, to an average price of $44.26 per Bbl for the three month period ended March 31, 2015 compared to an average price of $81.53 per Bbl for the three month period ended March 31, 2014. The average sales price for natural gas decreased by 37.8%, to an average price of $2.67 per Mcf for the three month period ended March 31, 2015 compared to an average price of $4.29 per Mcf for the three month period ended March 31, 2014.  Over 80% of the Partnership’s reserves are crude oil reserves, so the average price of crude oil has a greater impact on Partnership results than the average price of natural gas.

Since reaching a mid-March low of $43.29 per Bbl, NYMEX West Texas Intermediate (“NYMEX-WTI”) crude oil prices have risen above $55.00 per Bbl in early May 2015. However, crude oil prices are likely to remain volatile, and commodity prices will have a significant impact on the partnership’s future results of operations. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells substantially all of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $658,198 for the three month period ended March 31, 2014 to $510,364 for the three month period ended March 31, 2015. During the first quarter of 2014, the Partnership experienced higher operating costs in connection with projects on its non-operated Thums Long Beach Unit (property interest purchased in the Azalea and Lett acquisitions). In addition, the Partnership delayed 2015 workover costs estimated at approximately $45,000 that are required to repair four of the Partnership’s Slaughter Dean Wells. Production taxes also decreased in conjunction with the decline in oil and gas sales revenues, dropping from $69,237 for the three month period ended March 31, 2014 to $29,533 for the three month period ended March 31, 2015.

General and administrative costs decreased from $182,235 for the three month period ended March 31, 2014 to $166,616 for the three month period ended March 31, 2015. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $123,234 for the three month period ended March 31, 2014 to $92,927 for the three month period ended March 31, 2015. This decrease was offset by increases in professional service charges which include legal fees, audit fees, engineering fees for reserve reports and other analysis, and fees for preparation of SEC filings and XBRL services in addition to direct costs for accounting, engineering and land department personnel.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	May 14, 2015	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	May 14, 2015	By:	/s/ Daniel C. Sibley
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