Form 10-Q
period 2015-09-30
Reef Oil & Gas Income & Development Fund III LP
filed 2015-11-12
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

(Registrant’s telephone number, including area code) — (972) 437-6792

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

As of November 12, 2015, the registrant had 490.7327 units of general partner interest outstanding, 9.2197 units of general partner interest and 1.0500 units of limited partner interest held by the managing general partner, and 395.9672 units of limited partner interest outstanding.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$575,314	$368,620
Accounts receivable from affiliates	355,967	183,078
Total current assets	931,281	551,698

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $61,785,821 and $66,651,471	4,495,150	11,116,897
Net oil and gas properties	4,495,150	11,116,897

Total assets	$5,426,431	$11,668,595

Liabilities and partnership equity

Current liabilities:
Accounts payable	$10,385	$10,479
Accrued liabilities	—	6,247
Total current liabilities	10,385	16,726

Long term liabilities
Asset retirement obligation	716,904	2,528,422
Total long term liabilities	716,904	2,528,422

Partnership equity
General partners	2,738,692	5,230,521
Limited partners	1,630,340	3,645,712
Managing general partner	330,110	247,214
Total partnership equity	4,699,142	9,123,447

Total liabilities and partnership equity	$5,426,431	$11,668,595

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Oil, gas and NGL sales	$272,980	$1,182,939	$1,336,922	$3,491,179

Costs and expenses:
Lease operating expenses	175,741	653,340	1,122,520	1,793,072
Production taxes	28,903	67,755	91,866	203,326
Depreciation, depletion and amortization	114,562	320,907	491,429	943,210
Accretion of asset retirement obligation	5,643	42,916	51,600	121,499
Property impairment	1,735,074	—	5,204,490	—
Gain on sale of oil & gas properties	—	—	(1,673,100)	—
General and administrative	140,174	155,423	454,863	503,411
Total costs and expenses	2,200,097	1,240,341	5,743,668	3,564,518

Loss from operations	(1,927,117)	(57,402)	(4,406,746)	(73,339)

Other income (expense)
Miscellaneous income	93	67	93	706
Interest income (expense)	—	(1,854)	2	(17,200)
Amortization of deferred financing fees	—	(5,491)	—	(10,904)
Total other income (expense)	93	(7,278)	95	(27,398)

Net loss	$(1,927,024)	$(64,680)	$(4,406,651)	$(100,737)

Net loss per general partner unit	$(2,140)	$(101)	$(5,058)	$(207)
Net loss per limited partner unit	$(2,140)	$(101)	$(5,058)	$(207)
Net income (loss) per managing partner unit	$(2,929)	$2,784	$9,543	$9,280

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(4,406,651)	$(100,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Plugging and abandonment costs paid from ARO	(3,355)	(5,437)
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	491,429	943,210
Accretion of asset retirement obligation	51,600	121,499
Amortization of deferred financing fees	—	10,904
Gain on sale of oil and gas properties	(1,673,100)	—
Property impairment	5,204,490	—
Changes in operating assets and liabilities
Accounts receivable from affiliates	8,721	(219,197)
Accounts payable	—	65
Accrued liabilities	(6,247)	8,000

Net cash provided by (used in) operating activities	(333,113)	758,307

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	830,464	134,798
Property development	(272,909)	(434,486)

Net cash provided by (used in) investing activities	557,555	(299,688)

Cash flows from financing activities:
Payment of note payable	—	(600,000)
Payment of debt issuance costs	—	(1,316)
Distributions to partners	(17,748)	(168,800)

Net cash used in financing activities	(17,748)	(770,116)

Net increase (decrease) in cash and cash equivalents	206,694	(311,497)
Cash and cash equivalents, beginning of year	368,620	651,936

Cash and cash equivalents, end of year	$575,314	$340,439

Supplemental cash flow disclosure
Cash paid for interest expense on note payable	$—	$17,200
Supplemental disclosure of non-cash investing transactions
Asset retirement obligation sold	$(1,859,763)	$(4,692)
Property sales included in accounts receivable from affiliates	$181,610
Supplemental disclosure of non-cash financing transactions
Partner distributions included in accounts payable	$186	$2,071

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2015

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2015. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three and nine month periods ended September 30, 2015, the Partnership recognized $1,735,074 and $5,204,490 of impairment expense of proved properties, respectively. During the three and nine month periods ended September 30, 2014, the Partnership recognized no impairment of proved properties.

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at September 30, 2015 and December 31, 2014 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information at September 30, 2015 was based upon evaluations prepared by the senior reservoir engineer for Reef Exploration, L.P. (“RELP”), an affiliate of the Partnership and

Reef Oil and Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership. The Partnership’s proved reserve information at December 31, 2014 was based upon evaluations prepared by independent petroleum engineers.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2015 and the year ended December 31, 2014.

	Nine months ended September 30, 2015	Year ended December 31, 2014
Beginning asset retirement obligation	$2,528,422	$2,463,175
Additions related to new properties	—	2,014
Retirement related to property sales and dispositions	(1,859,763)	(4,692)
Retirement related to property abandonment and restoration	(3,355)	(95,565)
Accretion expense	51,600	163,490
Ending asset retirement obligation	$716,904	$2,528,422

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

Recent Accounting Developments — Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 which provides accounting guidance for all revenues arising from contracts to provide goods or services to customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); (5) recognize revenue when (or as) the entity satisfies a performance obligation. The requirements from the new ASU will supersede prior revenue recognition requirements and most prior industry-specific guidance throughout the FASB’s ASC, and will be effective for all interim and annual periods beginning after December 15, 2017. The Partnership is still considering the method of adoption but does not expect the adoption of this guidance to materially impact its operating results, financial position or cash flow.

3. Transactions with Affiliates

Reef initially purchased 1% of the total Partnership units (8.9697 units of general partner interest), and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the investor partners and Reef pays no drilling or completion expenses for this interest.  In addition, Reef owns 1.05 units of limited partner interest and purchased an additional 0.25 units of general partner interest from investor partners during the third quarter of 2015. Therefore, effective October 1, 2015 Reef also receives 0.13% of the distributions paid to investor partners. As such, effective October 1, 2015 Reef receives 11.13% and investor partners receive 88.87% of total cash distributions.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to the June 2015 sale, RELP served as the operator of the Slaughter Dean Properties and the wells in which the Partnership held an interest thereon, and received drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for all non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, surface facilities, and costs of pipelines necessary to connect the well to the nearest delivery point.  In addition, total well costs include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the nine month period ended September 30, 2015 and the year ended December 31, 2014, RELP received $11,725 and $21,201, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and documented out-of-pocket expenses incurred on behalf of the Partnership. During the three and nine month periods ended September 30, 2015, the Partnership paid

Reef and its affiliates $17,895 and $67,963, respectively, for direct costs and paid Reef and its affiliates $206 and $2,579, respectively, for out of pocket expenses. During the three and nine month periods ended September 30, 2014, the Partnership paid Reef and its affiliates $29,096 and $79,568, respectively, for direct costs and paid Reef and its affiliates $289 and $887, respectively, for out of pocket expenses.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors,  including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three and nine month periods ended September 30, 2015, the administrative overhead charged by RELP to the Partnership totaled $82,796 and $275,005, respectively. During the three and nine month periods ended September 30, 2014, the administrative overhead charged by RELP to the Partnership totaled $117,568 and $346,385, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or third parties, but excluding direct and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2015 and December 31, 2014, RELP owed the Partnership $174,357 and $183,078, respectively, for net revenues processed in excess of joint interest, drilling compensation, direct costs and out-of-pocket expenses. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. In addition, as of September 30, 2015 RELP owed the Partnership approximately $181,610 associated with the sale of the Partnership’s Slaughter Dean Properties. This amount represents post-closing purchase price adjustments which have not yet been received from the purchaser of the Slaughter Dean Properties. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4.  Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2015 is detailed below:

For the three months ended September 30, 2015

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	9.2197	$(27,009)	$(2,929)
General partner	490.7327	(1,050,295)	$(2,140)
Limited partner	397.0172	(849,720)	$(2,140)
Total	896.9696	$(1,927,024)

For the nine months ended September 30, 2015

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	9.2197	$84,860	$9,543
General partner	490.7327	(2,483,155)	$(5,058)
Limited partner	397.0172	(2,008,356)	$(5,058)
Total	896.9696	$(4,406,651)

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

On properties purchased by the Partnership, the Partnership plans to produce existing proved reserves and develop any proved undeveloped reserves, but will not engage in exploratory drilling for unproved reserves, should acreage purchased by the Partnership be deemed to contain unproved drilling locations.  Drilling locations with unproved reserves, if any, may be farmed out or sold to third parties or other partnerships or entities formed and/or managed by Reef. The Partnership evaluates, on a case by case basis, proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with its 2010 purchase of certain working interests in oil and gas properties (the “Azalea properties”) represented by leases, covering more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado, and Arkansas, and agrees to participate or declines to participate in such additional drilling based upon Reef’s evaluations of such proposals. In order to protect or preserve the value of the Partnership’s holdings, the Partnership may participate in such developmental drilling, in which case funds to drill may be taken from current net cash flows available for distributions to investors. The Partnership does not expect to purchase interests in any additional properties. During the first nine months of 2015, the Partnership did not receive any drilling proposals. Drilling costs and drilling compensation recorded by the Partnership during the first nine months of 2015 were related to drilling proposals that were approved during 2014.

The Partnership made three major property acquisitions, referred to as the Slaughter Dean acquisition, Azalea acquisition, and Lett acquisition, with the capital raised by the Partnership, and acquired interests in over 1,500 wells located in twelve states. The management of the operations and other business of the Partnership is the responsibility of Reef.  Reef Exploration, L.P. (“RELP”), an affiliate of Reef and the Partnership, served as the operator of the Slaughter Dean Properties located in Cochran County, Texas prior to their sale in June 2015. All other properties that have been acquired by the Partnership are operated by third party operators not affiliated with the Partnership, Reef or any of Reef’s affiliates. The Partnership operates in only one industry segment, which is the exploration, development and production of oil, condensate, natural gas and natural gas liquids (“NGL’s”) in the United States.

As a result of the decline in crude oil prices that began during the third quarter of 2014 and has continued during calendar year 2015, the Partnership’s plans to sell significant properties acquired in the Azalea and Lett acquisitions were delayed by Reef. The Partnership sold its interest in the Slaughter Dean Properties during the second quarter of 2015. The Partnership sold the Slaughter Dean Properties in 2015 in spite of current conditions because the waterflood development project implemented by Reef was not successful, and the field was an older field with higher operating costs and significant workover costs. Operating costs had exceeded oil and gas sales revenues during 2015 at the time of sale.

The continuing depressed level of oil and gas prices during 2015 has had a significant adverse effect on the Partnership’s results of operations and financial position.  Lease operating costs, production taxes, and general and administrative costs exceeded sales revenues during the third quarter of 2015. Since Reef is unable to project when or if prices may recover to a level that would reverse quarterly declines in working capital, we have decided to resume efforts to market the Partnership’s significant Azalea and Lett acquisition assets. Reef has already been marketing smaller property interests acquired in the Azalea and Lett acquisitions that cannot be operated at a profit in the current oil and gas price environment, primarily in an effort to eliminate future plugging and abandonment costs.  One such sale was completed in the third quarter and is described below.

On June 12, 2015, the Partnership completed the sale of its working interest and related assets acquired in the Slaughter Dean Properties located in Cochran County, Texas, retroactive to December 1, 2014, to Red Sea 2012, Inc. for a purchase price of $700,000, less fees paid of $5,765, subject to certain revenue and cost adjustments retroactive to the effective date. The Slaughter Dean Properties included working interests in (i) the Dean Unit, (ii) the Dean “B” Unit, and (iii) the Dean “K” unit, and included in excess of 100 producing, non-producing, shut-in, water source, injection, and disposal wells.  In accordance with the full cost method of accounting, the Partnership recorded a gain on sale totaling $1,673,100 related to the sale of the Slaughter Dean Properties.

Subsequent to the sale of the Slaughter Dean Properties, the Partnership’s primary assets consist of working interests in oil and gas properties acquired in the Azalea and Lett acquisitions represented by leases, covering more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado and Arkansas.

During the second quarter of 2015, the Partnership also sold its working interest in a well located in Woods County, Oklahoma for $84,332. The property began drilling operations during December 2014, with first production beginning February 2015. In accordance with the full cost method of accounting, the Partnership did not record any gain or loss related to the sale of the property.

During the third quarter of 2015, the Partnership sold its working interest in six wells located in Blaine County, Oklahoma for $3,965. In accordance with the full cost method of accounting, the Partnership did not record any gain or loss related to the sale of the property.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of September 30, 2015, the Partnership had expended $81,325,217 on property acquisition and development costs. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

Working capital increased during the first nine months of 2015, from $534,972 at December 31, 2014 to $920,896 at September 30, 2015, primarily as a result of the sale of the Slaughter Dean properties during the second quarter of 2015. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, Partnership working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.  Sources of future funding are expected to consist of cash on hand, cash flow from operations, and cash flow from sales of properties.  The Partnership may not be able to sell properties at the values desired.  As a result, the Partnership’s future ability to participate in the further development of properties in which the Partnership holds an interest may be restricted, unless the Partnership chooses to utilize cash flows from operations available for distributions to investors.

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

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated on a BOE basis.

	For the three months				For the nine months
	ended September 30, 2015				ended September 30, 2015
	Slaughter Dean properties	Azalea properties	Lett properties	Total	Slaughter Dean properties	Azalea properties	Lett properties	Total
Sales volumes:
Oil (Bbls)	(515)	2,387	3,581	5,453	7,195	8,087	11,163	26,445
Natural gas (Mcf)	—	17,101	1,330	18,431	622	50,981	4,051	55,654

Oil and NGL sales	$(27,000)	$97,210	$164,762	234,972	$302,267	$351,307	$552,998	$1,206,572
Gas sales	—	35,159	2,849	38,008	773	121,013	8,564	130,350
Production taxes	(1,890)	19,060	11,733	28,903	8,084	44,473	39,309	91,866
Lease operating expenses	(33,633)	128,518	80,856	175,741	455,870	385,150	281,500	1,122,520

Average sales prices received:
Oil (Bbls)	$52.43	$40.72	$46.01	$43.09	$42.01	$43.44	$49.54	$45.63
Natural gas (Mcf)	$—	$2.06	$2.14	$2.06	$1.24	$2.37	$2.11	$2.34

	For the three months				For the nine months
	ended September 30, 2014				ended September 30, 2014
	Slaughter Dean properties	Azalea properties	Lett properties	Total	Slaughter Dean properties	Azalea properties	Lett properties	Total
Sales volumes:
Oil (Bbls)	4,825	4,074	3,764	12,663	14,252	10,664	11,799	36,715
Natural gas (Mcf)	633	20,617	709	21,959	2,149	65,434	3,412	70,995

Oil and NGL sales	$385,470	$351,781	$360,321	$1,097,572	$1,173,392	$822,280	$1,192,282	$3,187,954
Gas sales	1,011	81,842	2,514	85,367	4,064	285,413	13,748	303,225
Production taxes	10,560	31,796	25,399	67,755	30,483	90,820	82,023	203,326
Lease operating expenses	431,855	139,044	82,441	653,340	1,046,163	403,722	343,187	1,793,072

Average sales prices received:
Oil (Bbls)	$79.89	$86.35	$95.73	$86.68	$82.33	$77.11	$101.05	$86.83
Natural gas (Mcf)	$1.60	$3.97	$3.55	$3.89	$1.89	$4.36	$4.03	$4.27

The sharp decline in average prices received for both crude oil and natural gas during the first nine months of 2015 has had a significant adverse impact on the Partnership’s results of operations.  The Partnership’s Slaughter Dean Properties, which were an older, higher cost waterflood unit, had lease operating costs in excess of oil and gas sales revenues prior to their sale during June 2015. The sale of the Slaughter Dean Properties is expected to improve the Partnership’s overall results of operations during the remainder of 2015. Nonetheless, as prices continue to remain significantly lower than they were during 2014, the Partnership expects to incur additional impairment of oil and gas assets during the fourth quarter of 2015. We expect the un-weighted arithmetic average of the first day-of-the-month commodity prices over the preceding 12 month period to decline again at December 31, 2015, as higher fourth quarter 2014 commodity prices are replaced in the average by lower fourth quarter 2015 commodity prices. The amount of such additional impairment is contingent upon the price of crude oil, natural gas, and natural gas liquids for the remainder of 2015, increases or decreases in our reserve base, and changes in estimated operating costs and expenses.

The estimated net proved crude oil and natural gas reserves at September 30, 2015 and 2014 are summarized below. Reserve estimates are calculated using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. At September 30, 2015, the un-weighted arithmetic average prices were $59.32 per Bbl of crude oil and $3.00 per Mcf of natural gas, compared to $104.23 per Bbl of crude oil and $4.38 per Mcf of natural gas at September 30, 2014.

Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. The September 30, 2014 net proved reserves included 98,890 Bbl and 63,940 Mcf in reserves attributable to the Slaughter Dean Properties sold by the Partnership in June 2015.

The lower commodity prices experienced during the first nine months of 2015 will be included in future ceiling test limitations for the 2015 year end computation. Therefore, the Partnership expects estimated net proved crude oil and natural gas reserves to continue to decline, and that the Partnership will incur additional impairment charges in the fourth quarter of 2015. While impairment charges do not impact cash flows from operating activities, continuing lower prices for crude oil and natural gas have a significant impact on revenues and operating cash flow and the ability to sell producing properties.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2015	380,860	495,710
September 30, 2014	513,420	839,030

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The Partnership had a net loss of $1,927,024 for the three month period ended September 30, 2015, compared to a net loss of $64,680 for the three month period ended September 30, 2014. The primary cause of this change in operating results is the impairment of proved properties and decreases in average sales prices for crude oil and natural gas.

During the three month period ended September 30, 2015, the Partnership recognized impairment expense of proved property totaling $1,735,074, primarily due to lower commodity prices which reduced proved recoverable reserves. During the three month period ended September 30, 2014, the Partnership had no impairment of proved property.

Partnership revenues totaled $272,980 for the three month period ended September 30, 2015 compared to $1,182,939 for the three month period ended September 30, 2014. The three month period ended September 30, 2014 included Slaughter Dean Properties revenue totaling $379,143, while the three month period ended September 30, 2015 includes prior quarter accrual reversals of $27,000 from the Slaughter Dean Properties. On a comparative basis (i.e., disregarding revenues from the Slaughter Dean Properties) revenues fell from $803,796 to $299,980, a drop of 62.7%, due primarily to decreases in both oil and natural gas sales prices. The average sales price for crude oil decreased by 50.3%, to an average price of $43.09 per Bbl for the three month period ended September 30, 2015 compared to an average price of $86.68 per Bbl for the three month period ended September 30, 2014. The average sales price for natural gas decreased by 47.0%, to an average price of $2.06 per Mcf for the three month period ended September 30, 2015 compared to an average price of $3.89 per Mcf for the three month period ended September 30, 2014.  Over 80% of the Partnership’s reserves are crude oil reserves, so the average price of crude oil has a greater impact on Partnership results than the average price of natural gas.

After reaching a June high of $61.05 per Bbl, NYMEX West Texas Intermediate (“NYMEX-WTI”) crude oil prices declined during the third quarter of 2015, dropping below $50 per Bbl in late July and remaining in the $40-$50 range during the remainder of the third quarter, closing just above $45 per Bbl on September 30, 2015. The Partnership believes that crude oil prices are likely to remain volatile. Commodity prices have a direct and significant impact on the Partnership’s future results of operations. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells substantially all of its production from productive oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices has a direct and significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $653,340 for the three month period ended September 30, 2014 to $175,741 for the three month period ended September 30, 2015. The decrease was almost entirely the result of the sale of the Slaughter Dean Properties in June 2015. Excluding Slaughter Dean Properties lease operating expenses, lease operating expenses dropped from $221,485 for the three month period ended September 30, 3014 to $209,375 for the three month period ended September 30, 2015. Azalea and Thums Long Beach Unit lease operating expenses were generally consistent between years. Production taxes also decreased in conjunction with the decline in oil and gas sales revenues. After excluding third quarter 2014 production taxes associated with the Slaughter Dean Properties, production taxes on a comparative basis fell from $57,195 during the three month period ended September 30, 2014 to $30,793 during the three month period ended September 30, 2015.

General and administrative costs decreased from $155,423 for the three month period ended September 30, 2014 to $140,174 for the three month period ended September 30, 2015. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships for which it performs services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $117,568 for the three month period ended September 30, 2014 to $82,796 for the three month period ended September 30, 2015. Third party engineering costs increased approximately $16,800 over the corresponding periods.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The Partnership had a net loss of $4,406,651 for the nine month period ended September 30, 2015, compared to a net loss of $100,737 for the nine month period ended September 30, 2014. After adjusting for the gain on sale of the Slaughter Dean Properties of $1,673,100, the net loss for the nine month period ended September 30, 2015 was $6,079,751.  The primary reasons for the change in operating results are impairment of proved properties and decreases in average sales prices for crude oil and natural gas.

During the nine month period ended September 30, 2015, the Partnership recognized impairment expense of proved property totaling $5,204,490, primarily due to lower commodity prices which reduced proved recoverable reserves. During the nine month period ended September 30, 2014, the Partnership had no impairment of proved property.

Estimates of reserves and future net revenues from those reserves are calculated based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period. At December 31, 2014, estimated reserves were calculated using average prices of $93.63 per Bbl for crude oil and $4.22 per Mcf of natural gas. At September 30, 2015, as a result of including the first-day-of-the month commodity prices for the first nine months of 2015 in this calculation, estimated reserves were calculated using average prices of $59.32 per Bbl for crude oil and $3.00 per Mcf of natural gas. Because the average price uses the preceding 12 month period, the higher fourth quarter 2014 commodity prices will not be included in the fourth quarter 2015 ceiling test limitation, and the Partnership expects to incur additional impairment charges in the fourth quarter of 2015. While impairment charges do not impact cash flows from operating activities, continuing lower prices for crude oil and natural gas have a significant impact on revenues and operating cash flow.

Partnership revenues totaled $1,336,922 for the nine month period ended September 30, 2015 compared to $3,491,179 for the nine month period ended September 30, 2014. Excluding revenues related to the Slaughter Dean Properties, which were sold in June 2015, revenues for all other Partnership properties totaled $1,036,175 for the nine months ended September 30, 2015, compared to $2,320,012 during the nine months ended September 30, 2014, a decrease of 55.3% due primarily to decreases in both oil and natural gas sales prices. The average sales price for crude oil deceased by 47.4%, to an average of $45.63 per Bbl for the nine month period ended September 30, 2015 compared to an average price of $86.83 for the nine month period ended September 30, 2014. The average sales price for natural gas decreased by 45.2%, to an average price of $2.34 per Mcf for the nine month period ended September 30, 2015 compared to an average price of $4.27 per Mcf for the nine month period ended September 30, 2014.  Over 80% of the Partnership’s reserves are crude oil reserves, so the average price of crude oil has a greater impact on Partnership results than the average price of natural gas.

Crude oil prices during calendar year 2015 have been volatile. After reaching a mid-March low of $43.29 per Bbl, NYMEX-WTI crude oil prices rose during most of the second quarter, reaching a high of $61.05 per Bbl in late June. Prices then declined to below $40.00 per Bbl, reaching a low of $38.24 per Bbl in late August. Subsequent to that date, prices rose back into the mid-forties. The Partnership believes that crude oil prices are likely to remain volatile. Commodity prices have a direct and significant impact on the Partnership’s future results of operations. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells substantially all of its production from productive oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices has a direct and significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $1,793,072 for the nine month period ended September 30, 2014 to $1,122,520 for the nine month period ended September 30, 2015. After excluding costs related to the Slaughter Dean Properties in order to provide comparative numbers on the Partership’s current properties, lease operating expenses decreased from $746,909 for the nine month period ended September 30, 2014 to $666,652 for the nine month period ended September 30, 2015. During the first nine months of 2014, the Partnership experienced higher operating costs in connection with projects on its non-operated Thums Long Beach Unit (a property interest purchased in the Azalea and Lett acquisitions) due to the completion of several projects. After excluding production taxes related to the Slaughter Dean Properties, production taxes decreased from $172,842 for the nine month period ended September 30, 2014 to $83,782 for the nine month period ended September 30, 2015.

General and administrative costs decreased from $503,411 for the nine month period ended September 30, 2014 to $454,863 for the nine month period ended September 30, 2015. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships for which it performs services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $346,385 for the nine month period ended September 30, 2014 to $275,005 for the nine month period ended September 30, 2015. This decrease was offset by increases in third party engineering costs and landmen charges associated with property sales that have taken place during 2015.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 12, 2015	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 12, 2015	By:	/s/ Daniel C. Sibley
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