Form 10-K
period 2015-12-31
Reef Oil & Gas Income & Development Fund III LP
filed 2016-03-30
CIK 1411643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

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

Registrant’s telephone number, including area code – (972) 437-6792

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

As of March 30, 2016, the registrant had 490.2327 units of general partner interest outstanding, 9.2197 units of general partner interest and 1.0500 units of limited partner interest held by the managing general partner, and 395.4672 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

Glossary of Oil and Gas Terms

Glossary of Oil and Gas Terms

The following is a description of the meaning of some of the oil and gas terms used throughout this Annual Report on Form 10-K for the period ended December 31, 2015 (the “Annual Report”):

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

PART I

ITEM 1.                        BUSINESS

Introduction

Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) is a limited partnership formed under the laws of the state of Texas on November 27, 2007. The Partnership was formed to purchase working interests in oil and gas properties with the purposes of (i) growing the value of properties through the development of proved undeveloped reserves, (ii) generating revenue from the production of crude oil and natural gas, (iii) distributing cash to the partners of the Partnership, and (iv) selling the properties, subject to certain market conditions, no earlier than 2010, but expected no later than 2015, in order to maximize return to the partners of the Partnership. The term of the Partnership commenced on the effective date and continues until December 31, 2016, unless terminated sooner.  Reef Oil & Gas Partners, L.P. (“Reef”) is the managing general partner of the Partnership.  Terms used in this Annual Report such as “we,” “us” or “our” refer to Reef.

The Partnership sought to purchase working interests in oil and gas properties with both proved producing reserves and proved undeveloped reserves.  Between November 27, 2007 and June 30, 2010, the Partnership made three major property acquisitions with the capital raised by the Partnership. These three acquisitions are referred to in this Annual Report as the Slaughter Dean acquisition, the Azalea acquisition, and the Lett acquisition (See ITEM 2 — PROPERTIES). On all properties purchased, the Partnership planned to produce existing proved reserves and develop any proved undeveloped reserves, but not to engage in exploratory drilling for unproved reserves. Drilling locations with unproved reserves, if any, may be farmed out or sold to third parties or other partnerships formed by Reef.

In instances where the percentage ownership of the Partnership in a property is large enough, Reef Exploration, L.P., an affiliate of Reef (“RELP”), serves as the property’s operator. RELP served as operator of the wells acquired in the Slaughter Dean acquisition prior to their sale during the second quarter of 2015. All wells included in the Azalea and Lett acquisitions are operated by third parties not affiliated with the Partnership, Reef, or any other Reef affiliate. Other partnerships managed by Reef also own working interests in some of the properties acquired in the Azalea and Lett acquisitions. The Partnership operates in only one industry segment, which is the exploration, development and production of oil, condensate, natural gas and natural gas liquids (“NGL’s”) in the United States.

While one of the original objectives of the Partnership was the sale of properties no later than 2015 in order to maximize return to the investor partners, Reef decided to delay any attempt to sell the properties acquired in the Azalea and Lett acquisitions as of December 31, 2014 as a result of the decline in crude oil prices that began during the third quarter of 2014.  The Partnership was focused upon selling the properties acquired in the Slaughter Dean acquisition because they were operating at a deficit due to high operating and workover costs. The Partnership was successful in selling the Slaughter Dean acquisition properties during the second quarter of 2015.

However, as the decline in commodity prices continued into the third quarter of 2015, the Partnership saw its results of operations, financial position, and cash flows being severely adversely affected. The Partnership is not engaged in commodity futures trading or hedging activities, and does not have significant cash reserves on hand, since cash flows are normally distributed on a regular basis to the investor partners. During the first two quarters of 2015 working capital was being drained because the Slaughter Dean acquisition properties were being operated at a deficit. During the third quarter of 2015, lease operating costs, production taxes, and general and administrative expenses of the remaining Azalea and Lett acquisition properties exceeded revenues. Without a recovery in commodity prices, Reef believes the Partnership must either borrow funds from Reef or sell properties to generate cash to cover the deficits. As Reef is unable to project when or if commodity prices will recover, a decision was made in October 2015 to begin marketing the remaining assets of the Partnership. Several property sales were consummated during the fourth quarter of 2015, and Reef expects to complete the divestiture of all of the Partnership’s oil and gas properties, wind up, and terminate the Partnership during 2016.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2015, one marketer and one operator accounted for 44.3% and 18.2% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2014, the same marketer and operator accounted for 37.5% and 36.0% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2013, the same marketer and operator accounted for 38.0% and 32.6% of the Partnership’s crude oil and natural gas revenues, respectively. Nevertheless, due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

RELP has obtained various insurance policies, as described below, and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors. In the exercise of its fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production. Reef reviews the Partnership’s insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as it deems appropriate under the circumstances, which may vary materially. Prior to August 2015, Reef maintained umbrella liability insurance coverage for the Partnership equal to the lesser of at least $50,000,000 or twice the capitalization of the Partnership, and public liability insurance no less than $10,000,000. As a result of the sale of all Partnership properties operated by RELP on behalf of the Partnership during the second quarter of 2015, as well as the cessation of drilling activities of the Partnership, the Partnership now maintains public liability insurance of $2,000,000 and umbrella liability insurance of $25,000,000 effective August 1, 2015.

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

The Partnership reimburses RELP for its share of the insurance premium.  The following types and amounts of insurance are currently maintained:

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

•              Employer’s liability insurance with a limit of $1,000,000;

•              Automobile public liability insurance with a limit of $1,000,000 per occurrence, covering all automobile equipment;

•              Energy exploration and development liability (including well control, environmental and pollution liability) insurance coverage with limits of not less than $5,000,000 for vertically drilled land wells and $15,000,000 for horizontally drilled land wells; and

•              Umbrella liability insurance (excess of the General liability, Employer’s liability and Automobile liability insurance) with a limit of $25,000,000.

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

Climate Change Legislation and Greenhouse Gas Regulation.    Local, state, and national regulatory bodies are increasingly focused on greenhouse gas (“GHG”) emissions as contributing to climate change.  The United States Environmental Protection Agency (“EPA”) has issued a ruling requiring annual reporting of GHG emissions, and it is possible that GHG emissions may be classified as pollutants regulated under the federal Clean Air Act.

In December 2015, the United States was a participant in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France. The “Paris Agreement” adopted at that conference calls for nations to undertake efforts with respect to global temperatures and GHG emissions. If this agreement is ratified by the Congress of the United States, it will take effect in the year 2020.

While it is not possible at this time to predict how legislation or new regulations or treaties that may be adopted to address GHG emissions would impact the Partnership, any such future laws and regulations that require reporting of GHG’s or limit emissions of GHG’s from oil and gas operations could require expenditure of funds to reduce such emissions, or, by affecting the demand for refined petroleum products, could affect demand for oil and gas produced from Partnership wells.

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

•                                          statements regarding the plans and objectives of Reef for future operations, including, without limitation, the timing and sale of Partnership properties, the uses of Partnership funds and the size and nature of the costs the Partnership expect to incur and people and services the Partnership may employ;

•                                          statements regarding the timing of distributions

•                                          any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                          any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to our investors. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. All forward looking statements speak as of the filing date of this Annual Report. All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. Reef does not intend to update its forward-looking statements, except as otherwise required by applicable law. All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1A.               RISK FACTORS

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

Property Acquisition, Development Activities and Divestiture of Certain Properties

Slaughter Dean Acquisition

The Slaughter Dean acquisition included approximately 70 wells producing or capable of producing crude oil at the time of the Partnership’s acquisition in January 2008.  These wells were located in the Slaughter Field in Cochran County, Texas. Reef implemented a waterflood development plan on a portion of the Dean “B” Unit (the “Dean B Unit”) during 2008 and 2009, and upgraded water injection facilities during 2010. The Partnership spent a significant portion of its capital on the Slaughter Dean waterflood project. While the waterflood development activity temporarily reduced the rate of decline in oil production, the desired increase in oil production rates did not materialize.

The Partnership sold all of the properties acquired in the Slaughter Dean acquisition during the second quarter of 2015. The Slaughter Dean acquisition properties were operated by RELP on behalf of the Partnership, and were the only RELP operated properties owned by the Partnership.

Azalea Acquisition

In January 2010, the Partnership acquired from RCWI, L.P. (“RCWI”), an affiliate of the Partnership, at cost, 61% of the working interests initially acquired by RCWI from Azalea Properties, Ltd. RCWI also assigned portions of the acquired working interests to other affiliates of RCWI and the Partnership on the same terms. The Azalea acquisition properties (the “Azalea Properties”) included working interests in more than 400 properties, including more than 1,400 wells, located in Texas, California, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi,

Alabama, Kansas, Montana, Colorado, and Arkansas, and also included undrilled infill and offset acreage on certain properties. The acquired working interests are all minority non-operated interests. The properties are operated by more than 100 different operators, none of which are affiliates of the Partnership or Reef.

The largest property purchased in the Azalea acquisition was an interest in the Thums Long Beach Unit (“Thums Unit”), which is a long-lived waterflood project in the Wilmington Field, located underneath the Long Beach Harbor in southern California.  Thums Long Beach derived its name from the property’s original shareholders, Texaco, Humble, Union, Mobil and Shell.

During the fourth quarter of 2015, the Partnership sold its working interest in the Thums Unit that it had acquired in the Azalea Properties acquisition, and during the third and fourth quarters made eight additional sales of various wells from the Azalea acquisition properties.

Lett Acquisition

In June 2010, the Partnership acquired from RCWI, at cost, certain working interests (the “Lett Properties”) acquired by RCWI from Lett Oil & Gas, L.P. The Lett Properties consisted of additional working interests in the Thums Unit. The acquired working interests are all minority non-operated interests. The Thums Unit is operated by a third party not affiliated with the Partnership or Reef.

During the fourth quarter of 2015, the Partnership sold its working interest in the Thums Unit that it had acquired in the Lett Properties acquisition.

Properties Owned at December 31, 2015

The sales during 2015 of the Slaughter Dean acquisition properties, the working interests in the Thums Unit that were acquired in connection with the Azalea Acquisition and Lett Acquisition, and other properties acquired in the Azalea Acquisition represented 87.3% of the Partnership’s oil reserves and 25.1% of the Partnership’s natural gas reserves based upon reserve quantities stated in the Partnership’s December 31, 2014 reserve report.  At December 31, 2015 the Partnership owns working interests in more than 600 wells acquired in the Azalea Acquisition, located in Texas, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Alabama, Kansas, Montana, Colorado and Arkansas.

Property Sales

The Partnership sold the Slaughter Dean acquisition properties during the second quarter of 2015 to Red Sea 2012, Inc. for a purchase price of $700,000, less fees paid of $5,765, subject to certain revenue and cost adjustments retroactive to the effective sale date of December 1, 2014. In accordance with the full cost methodology, the Partnership recorded a gain on sale totaling $1,673,100 related to this sale. During the fourth quarter of 2015, the Partnership wrote off the account receivable totaling $181,610 it had recorded related to the certain revenue and cost adjustments retroactive to the effective date of sale of December 1, 2014 as a bad debt expense, as RELP has been unsuccessful in recovering these funds from the purchaser.

During the second quarter of 2015, the Partnership sold its working interest in a well drilled upon acreage acquired as a part of the Azalea acquisition for a purchase price of $84,332.  In accordance with the full cost method of accounting, the Partnership did not record any gain or loss associated with this sale.

During the fourth quarter of 2015, the Partnership and Reef Oil & Gas Income and Development Fund II, L.P., an affiliate of the Partnership, sold their interest in the Thums Unit to the operator, California Resources Long Beach Inc. for a purchase price totaling $1,000,000.  Sales proceeds allocated to the interest owned by the Partnership were $940,371. In accordance with the full cost methodology, the Partnership recorded a loss on sale totaling $2,405,410 related to this sale.

During the third and fourth quarters of 2015, the Partnership consummated eight property sales involving properties acquired as a part of its Azalea acquisition in 2010. Collectively, the Partnership received sales proceeds totaling

$47,483 for these eight property sales. In accordance with the full cost method of accounting, the Partnership did not record any gain or loss associated with these eight sales transactions.

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

The Partnership does not expect to purchase interests in any additional properties, nor does it expect to participate in the drilling of any new wells, should proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with the Azalea acquisition be received.

Proved Crude Oil and Natural Gas Reserves

Estimates of the Partnership’s proved reserves are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The reserve information presented below is based upon estimates of net proved reserves that were prepared by the senior reservoir engineer for RELP as of December 31, 2015, and by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc. as of December 31, 2014 and 2013. All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2015, 2014, and 2013 are summarized below. Proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership can estimate with reasonable certainty to be economically producible in future years from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulations. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (Bbl)	Gas (Mcf)
Net proved reserves as of December 31, 2013	544,000	905,950
Net proved reserves as of December 31, 2014	526,675	657,650
Net proved reserves as of December 31, 2015	50,012	365,260

The standardized measure of discounted future net cash flows as of December 31, 2015, 2014, and 2013 is computed by applying the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, costs, legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2013	$13,982,370
Standardized measure of discounted future net cash flows as of December 31, 2014	$11,116,900
Standardized measure of discounted future net cash flows as of December 31, 2015	$760,460

During the years ended December 31, 2015, 2014, and 2013, the Partnership recognized property impairment costs of proved properties totaling $5,432,366, $1,841,274, and $0, respectively.

During 2014, gas reserve estimates on the Dean B Unit were adjusted downward by approximately 60,000 Mcf, due to an increase in the decline rate of natural gas production form the lease, and adjustments to various Azalea Properties totaled approximately 96,000 Mcf. During 2015, the oil and gas reserves sold by the Partnership, as measured by the proved reserves shown in the 2014 reserve report, totaled 459,910 Bbl and 164,990 Mcf. The additional reductions in reserve volumes are primarily attributable to lower commodity prices during 2015.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used Mr. Jerald Sluder, RELP’s Senior Reservoir Engineer to prepare its December 31, 2015 estimates of net proved crude oil and natural gas reserves.

The Partnership used an independent petroleum engineering firm, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2014 and 2013 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2014 and 2013.  The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  FGA is an independent firm of petroleum engineers and geologists.  They do not own an interest in any of our properties, and are not employed on a contingent fee basis.  FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our petroleum engineer. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates were prepared by Jerald Sluder, RELP’s Senior Reservoir Engineer, and by FGA. Our technical staff and members of our accounting department met regularly with Mr. Sluder and with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, was primarily responsible for overseeing the preparation of reserve estimates by FGA.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over twenty-one years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

Title to Properties

Title to the Partnership’s interest in the leases for certain Azalea Properties is held in the name of the Partnership.  Under the purchase agreement with RCWI relating to the Azalea acquisition, title to certain properties is temporarily held in the name of RCWI. Upon acquiring properties, title to properties may be held temporarily in Reef’s name or in the name of one or more of Reef’s affiliates as nominee for the Partnership in order to facilitate the acquisition of properties by the Partnership and for other valid purposes.  Otherwise, record title to the Partnership properties will be held in the name of the Partnership.

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

PART II

ITEM 5.                                              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Units and Holders

As of March 30, 2016, the Partnership had one managing general partner, 818 non-Reef general partners, and 671 non-Reef limited partners. Reef holds a total of 9.2197 general partner units and 1.0500 limited partner units, and the non-Reef partners hold 490.2327 general partner units and 395.4672 limited partner units. No established trading market exists for the units, and there is no unit repurchase program available to investor partners under the terms of the Partnership Agreement.

Investor partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

Distributions

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations, is available for distribution to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership has made cash distributions to the partners of crude oil and natural gas sales revenues, less operating, general and administrative, and other costs since January 2008. Cash distributions were initially distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. As such, effective October 1, 2013, Reef received 11.06% and investor partners received 88.94% of total cash distributions. During 2015, Reef purchased 0.45 units of limited partner interest and 0.25 units of general partner interest from investor partners. As such, effective September 1, 2015 Reef receives 11.13% and investor partners receive 88.87% of total cash distributions. Total cash distributions paid during 2015, 2014, and 2013 were $17,654, $170,871, and $682,835, respectively.

ITEM 6.                        SELECTED FINANCIAL DATA

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding the Partnership’s financial position, liquidity, and results of operations. The information should be read in conjunction with the audited financial statements and notes to financial statements contained herein. The discussion contains historical and forward-looking information.

Going Concern

Management is currently pursuing the sale of all Partnership assets with the intent to wind up and terminate the Partnership during 2016. As a result, the Partnership is not expected to continue as a going concern. The financial statements included with this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 thousand cubic feet (“Mcf”) of natural gas to 1 barrel (“Bbl”) of crude oil. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves. During 2015, the Partnership recorded gain or loss in connection with two of its property sales. During the second quarter of 2015, the Partnership recognized a gain of $1,673,100 in connection with the sale of the Slaughter Dean acquisition properties in Cochran County, Texas. During the fourth quarter of 2015, the Partnership recognized a loss of $2,405,410 in connection with the sale of its interest in the Thums Unit located in the Wilmington Field underneath the Long Beach Harbor in southern California.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the years ended December 31, 2015, 2014, and 2013, the Partnership recognized property impairment costs of proved properties totaling $5,432,366, $1,841,274, and $0, respectively.

Unproved property consists of undrilled infill and offset acreage acquired in connection with the Azalea acquisition in 2010. Investments in unproved property are not subject to depletion until they are either impaired or developed. Unproved property is assessed for impairment quarterly as of the balance sheet date. In determining whether an unproved property is impaired, the Partnership considers numerous factors including, but not limited to, the following items: intent to drill; remaining primary lease term; drilling results and activity in the immediate area of the property; the holding period of the property, geological and geophysical evaluation and current market conditions. To the extent that the assessment indicates a property is impaired, the impairment amount is re-classed from unproved property to the proved property full cost pool and subjected to depletion and the quarterly full cost ceiling test.  After considering the holding period of the Azalea acquisition unproved properties as well as current market conditions at December 31, 2014, the Partnership impaired all of its remaining unproved property totaling $361,865 during the fourth quarter of 2014. This amount was re-classed from unproved property to the proved property full cost pool and subjected to depletion and the full cost ceiling test at December 31, 2014. During the year ended December 31, 2013, the Partnership recognized no impairment of unproved property.

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at December 31, 2015, 2014, and 2013 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by the senior reservoir engineer for RELP at December 31, 2015, and by FGA, an independent petroleum engineering firm, at December 31, 2014 and 2013.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2015 and 2014.

	2015	2014
Beginning asset retirement obligation	$2,528,422	$2,463,175
Additions related to new properties	—	2,014
Retirement related to sale and disposition of proved properties	(1,988,403)	(4,692)
Retirement related to property abandonment and restoration	(4,170)	(95,565)
Accretion expense	56,096	163,490
Ending asset retirement obligation	$591,945	$2,528,422

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2015, 2014 and 2013, the Partnership had no material gas imbalance positions.

Recent Accounting Developments — Revenue Recognition

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

Outlook

The oil and gas industry began experiencing decreases in and sustained depression of commodity prices during the third quarter of 2014, and these decreases continued throughout 2015 and into the first quarter of 2016. The severely depressed commodity prices are believed to be driven by a global supply/demand imbalance for crude oil and an oversupply of natural gas in the United States. Commodity prices are the most significant factor impacting the revenues, profitability, operating cash flows, and working capital of the Partnership. Reef is unable to predict what changes may occur in commodity prices, when such changes may occur, and for what period of time such changes may be effective. Reef believes that both crude oil and natural gas prices will remain volatile for the foreseeable future.

The depressed level of commodity prices over the past five quarters has had a significant adverse effect upon the financial position, cash flows, and results of operations of the Partnership. The profitability of properties owned by the Partnership has deteriorated, and the Partnership has recorded significant proved property impairment expense totaling $1,841,274 during the fourth quarter of 2014 and $5,432,366 during 2015 as oil and gas reserves have been rendered uneconomic to produce in the current pricing environment.

During the first half of 2015, the Partnership’s Slaughter Dean acquisition properties operated at a deficit prior to being sold, and during the third quarter oil and gas revenues from the Partnership’s remaining oil and gas properties, while exceeding direct lease operating costs and production taxes, were unable to cover direct lease operating costs, production taxes, and general and administrative costs.

As a result of this continued depressed commodity price environment, Reef made a decision in October 2015 to begin marketing the remaining oil and gas properties owned by the Partnership, with a goal to complete the divestiture of all properties, wind up and terminate the Partnership during 2016.

Overview

Reef Oil & Gas Income and Development Fund III, L.P. is a Texas limited partnership formed in 2007. The primary stated objectives of the Partnership were to purchase working interests in oil and gas properties with the purposes of (i) growing the value of properties through the development of proved undeveloped reserves, (ii) generating revenue from the production of crude oil and natural gas, (iii) distributing cash to the partners of the Partnership, and (iv) selling the properties, subject to certain market conditions, no earlier than 2010, but expected no later than 2015, in order to maximize return to the partners of the Partnership.  Reef is the managing general partner of the Partnership.

On the three groups of properties purchased by the Partnership (see ITEM 2 — Properties), the Partnership has produced existing proved reserves and worked to develop proved undeveloped reserves, but has not engaged in exploratory drilling for unproved reserves on leasehold acreage purchased by the Partnership deemed to contain unproved drilling locations.  Drilling locations with unproved reserves, if any, have been farmed out or sold to third parties or other partnerships formed by Reef. Prior to the fourth quarter of 2015, the Partnership evaluated, on a case by case basis, proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with the Azalea acquisition, and agreed to participate or declined to participate in such additional drilling based upon its evaluations of such proposals. When the Partnership decided to participate in such developmental drilling, funds to drill were taken from current net cash flows that otherwise would have been available for distributions to investors.

In October 2015, Reef made a decision to market the remaining assets of the Partnership as a result of continuing depressed commodity prices. The Partnership does not expect to purchase interests in any additional properties, nor does it expect to participate in the drilling of any new wells, should proposals from operators to drill additional wells on the infill and offset acreage acquired in connection with the Azalea acquisition be received.

The Partnership expended all of the capital it raised on the Slaughter Dean, Azalea, and Lett acquisitions described in Item 2 — Properties, and upon developmental drilling opportunities on infill and offset acreage acquired in connection with the Azalea acquisition. Upon exhausting the capital raised by the Partnership, additional development drilling opportunities were funded using current net cash flows that otherwise would have been available for distribution to investors.

During 2015, the Partnership sold its interest in approximately 87.3% of its total oil reserves and 25.1% of its total gas reserves, as measured by the December 31, 2014 reserve report. The Thums Unit and the Slaughter Dean acquisition properties represented 65.2% and 21.7% of total December 31, 2014 oil reserves, respectively, and 2.3% and 12.6% of total December 31, 2014 gas reserves, respectively.  As a result of these sales, Partnership oil and gas production subsequent to December 31, 2015 is expected to significantly decline.

The Partnership currently has no hedges in place, and therefore is subject to commodity price risk. While oil and gas sales revenues began declining during the third quarter of 2014, the full impact of the decline in prices was not felt until the last quarter of 2014 and beyond. The significant declines in prices for oil and gas have had a material effect on the Partnership’s financial condition, results of operations, cash flows, and quantities of reserves that are economically recoverable.  The decline in commodity prices led to a decrease in proved reserves considered to be economically recoverable, resulting in impairment expense of proved properties totaling $1,841,274 during the fourth quarter of 2014 and $5,432,366 during 2015. The Partnership expects to recognize additional impairment of proved properties during the first quarter of 2016, since the quarterly reserves are calculated using the preceding 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices held constant and discounted at 10%, and it is expected that this average will decline from the average used to prepare the December 31, 2015 reserve estimates.  If oil and gas prices remain depressed for a significant period of time, the Partnership may not be able to achieve its objective of selling Partnership properties on terms that provide a favorable return to investors.

Liquidity and Capital Resources

Capital Contributions

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy Units at a price net of the commission that they would normally earn on sales of Units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of December 31, 2015, the Partnership had expended $81,369,543 on property acquisition and development costs. Expenditures in excess of available capital were financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

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

Capital Expenditures

As of December 31, 2015, the Partnership had expended $81,369,543 on property acquisition and development costs. Expenditures in excess of available capital were financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions. Expenditures in excess of available Partnership capital, which totaled $76,242,425, have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

The Partnership had working capital of $1,640,865 at December 31, 2015, primarily as a result of property sales made during 2015. The Partnership distributed approximately $500,000 of property sales proceeds to investors during January 2016, but has maintained the remaining working capital to cover any deficits prior to its divestiture of all remaining properties during 2016. Subsequent to expending the initial available Partnership capital contributions on property acquisitions and development, the Partnership working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, if any, and cash received from the sale of the Partnership’s remaining properties.  The Partnership has entered into three separate sales transactions subsequent to December 31, 2015 which have generated approximately $100,000 in sales proceeds to the Partnership. The Partnership may not be able to sell properties at the values desired in order to achieve its objective of selling Partnership properties on terms that provide a favorable return to investors.

Results of Operations

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The Partnership had a net loss of $7,296,413 for the year ended December 31, 2015, compared to a net loss of $2,493,870 for the year ended December 31, 2014. The increased loss is primarily the result of an increase in impairment of proved properties during the year ended December 31, 2015 as a result of continuing decreases in commodity prices. In addition, the Partnership incurred a net loss of $732,310 from property sales and saw its net revenues less lease operating expenses decrease from $1,625,594 in 2014 to $254,897 in 2015.

During the year ended December 31, 2015, the Partnership recognized impairment expense of $5,432,366. The impairment was the result of falling commodity prices throughout 2015, which decreased estimated future cash flows from Partnership properties and rendered some properties uneconomic to produce. During 2014, the Partnership recognized impairment expense of $1,841,274, all of which was incurred in the fourth quarter.

Partnership revenues totaled $4,234,581 and lease operating expenses totaled $2,608,987 for the year ended December 31, 2014, for a margin of $1,625,594. During the year ended 2015, Partnership revenues totaled $1,557,050 and lease operating expenses totaled $1,302,153, for a margin of $254,897. The 63.2% decrease in oil and gas revenues during 2015 was primarily attributable to the decrease in oil and gas sales prices during 2015. The average sales price for crude oil decreased by 45.1%, to an average price of $43.83 per Bbl for the year ended December 31, 2015 compared to an average price of $81.01 for the year ended December 31, 2014. Oil sales volumes also decreased during the year ended December 31, 2015 compared to the year ended December 31, 2014 by 15,518 Bbl, or approximately 32.6%. Oil sales volumes from the Partnership’s Slaughter Dean acquisition properties, which were sold during the second quarter of 2015, accounted for 12,430 Bbl of the 15,518 Bbl drop in sales volumes.

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

Lease operating expenses decreased from $2,608,987 for the year ended December 31, 2014 to $1,302,153 for the year ended December 31, 2015, a decrease of $1,306,834, or 50.1%. Lease operating expenses from the Partnership’s Slaughter Dean acquisition properties, which were sold during the second quarter of 2015, declined from $1,628,357 during 2014 to $455,869 during the first six months of 2015, a decrease of $1,172,488, or 89.7% of the total decrease in lease operating expenses. The Slaughter Dean acquisition properties incurred high workover expenditures of $390,078 in 2014. During the first six months of 2015, the Partnership deferred workover costs by shutting in wells with mechanical failures, thus delaying workover costs. Lease operating expenses on the Thums Unit also decreased from $471,329 in 2014 to $390,591 in 2015. During the first six months of 2014 the Partnership experienced higher lease operating costs on the Thums Unit in connection with certain projects being performed by the lease operator.

General and administrative costs during the year ended December 31, 2015 decreased to $506,622 as compared to $635,685 incurred during the year ended December 31, 2014. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charged to the Partnership decreased from $431,793 during the year ended December 31, 2014 to $279,085 during the year ended December 31, 2015. This decrease was primarily incurred during the second half of 2015, as the sale of the Slaughter Dean acquisition properties reduced this Partnership’s activity levels compared to the activity levels of other Reef partnerships.

The Partnership incurred a loss on sale of oil and gas properties totaling $732,310 during 2015, compared to $0 during 2014. Under the full cost method of accounting, no gain or loss on disposition of oil and gas properties is recorded unless such disposition significantly alters the relationship between capitalized costs and proved reserves.

Because of the significant reduction in commodity prices during 2015, the property write-offs related to the Partnership’s two major sales were considered to materially affect this relationship, and as such, the partnership recorded gain/loss. During 2014 no gain/loss was required to be recorded in connection with the Partnership’s sale of properties.

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

Lease operating expenses increased from $2,327,209 for the year ended December 31, 2013 to $2,608,987 for the year ended December 31, 2014, due primarily to increased workover expenses on the Slaughter Dean acquisition properties. Total workover costs included in lease operating expenses, most of which are incurred on the Partnership’s Slaughter Dean acquisition properties, increased from $212,715 in 2013 to $390,078 in 2014. As workover costs are primarily a function of repairing mechanical well failures, workover costs can vary from year to year. Production tax expense decreased in conjunction with the decrease in revenues, from $298,815 for the year ended December 31, 2013 to $252,144 for the year ended December 31, 2014.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, 2014 and 2013, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Consulting agreement *	—	—	—	—	—

* In September 2006, the Partnership entered into a consulting agreement with William R. Dixon d/b/a DXN Associates whereby the Partnership agreed to assign a one percent (1%) overriding royalty interest, proportionately reduced to the Partnership’s working interest, to William R. Dixon in exchange for Dixon’s agreement to “review and evaluate exploration, exploitation, and development drilling opportunities.” This overriding royalty interest burdens the Partnership’s working interest in the Slaughter Dean acquisition properties only.  The amounts payable to William R. Dixon under the aforementioned agreement are not fixed and determinable amounts, and will vary based upon sales revenues from the Slaughter Dean acquisition properties. During the years ended December 31, 2015, 2014, and 2013, William R. Dixon received $4,216, $19,379, and $17,147, respectively, related to this overriding royalty interest. The Partnership sold its interest in the Slaughter Dean acquisition properties during the second quarter of 2015, and the liability for payment of this overriding royalty interest was transferred to the purchaser of the Slaughter Dean acquisition properties upon consummation of the sale.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (1992), management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers. Its managing general partner is Reef Oil & Gas Partners, L.P. (referred to herein as Reef). Reef Exploration, L.P. (referred to herein as RELP), an affiliate of Reef, provides technical and administrative services necessary to the conduct of the Partnership’s business. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner (Reef) and RELP, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below.

Name	Age	Positions and Offices Held
Michael J. Mauceli	59	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	64	Chief Financial Officer and General Counsel of RELP

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

ITEM 11.                                       EXECUTIVE COMPENSATION

The following table summarizes the items of compensation to be received by Reef and its affiliates from the Partnership:

Recipient	Form of Compensation	Amount

Managing General Partner	Partnership interest	10% carried interest in the Partnership, out of which the economic equivalent of a 3% carried interest is allowed to the broker/dealers who were involved in the offering of units.

Recipient	Form of Compensation	Amount
Managing General Partner	Management fee	15% of subscriptions, less organization and offering costs to be paid by Reef (non-recurring). For the year ended December 31, 2008, the Partnership paid a management fee of $13,320,000.

Managing General Partner and its Affiliates	Monthly administrative fee	For the years ended December 31, 2015 and 2014, the Partnership paid administrative fees totaling $279,085 and $431,793, respectively.

Managing General Partner or its Affiliates	Drilling compensation

When Reef or an affiliate of Reef serves as operator of a Partnership property, then Reef or such affiliate, as the case may be, will receive drilling compensation equal to 15% of the total well costs, excluding lease acquisition costs. Total well costs include the costs associated with all developmental activities on a well, such as drilling, completing, reworking, working over, deepening, sidetracking, or fracturing a well. Because RELP served as operator of the Slaughter Dean acquisition properties, such drilling compensation was payable to RELP based on the level of developmental operations conducted by RELP.

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

For the years ended December 31, 2015 and 2014, the Partnership paid drilling compensation fees totaling $13,564 and $21,201, respectively.

Managing General Partner and its Affiliates	Direct costs	Reimbursement at cost. For the years ended December 31, 2015 and 2014, the Partnership paid direct costs totaling $85,594 and $97,934, respectively.

Recipient	Form of Compensation	Amount
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Competitive prices. For the years ended December 31, 2015 and 2014, the Partnership paid no payments for equipment, supplies, marketing and other services.

Managing General Partner and its Affiliates	Acquisition and Development Costs	Reimbursement at cost. For the years ended December 31, 2015 and 2014, the Partnership did not reimburse the Managing General Partner and its affiliates for any acquisition and development costs.

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

Reef purchased 1% of the Partnership units, and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest.  Prior to October 1, 2013, cash distributions to partners of the net cash flow from crude oil and natural gas sales revenues, less operating, general and administrative, and other costs were distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. As such, effective October 1, 2013 Reef received 11.06% and investor partners received 88.94% of total cash distributions. During 2015, Reef purchased 0.45 units of limited partner interest and 0.25 units of general partner interest from the Partnership’s investor partners. As such, effective September 1, 2015, Reef receives 11.13% and investor partners receive 88.87% of total cash distributions. During the years ended December 31, 2015, 2014 and 2013, Reef received $1,965, $18,899, and $75,254, respectively, in cash distributions related to its Partnership interest.

RELP is entitled to receive drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership for wells operated by RELP.  RELP served as the operator of the Slaughter Dean acquisition properties until their sale during the second quarter of 2015. RELP also is also entitled to receive drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, tangible costs of drilling and completing the well, costs of storage and other surface facilities, and the costs of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions for purposes of calculating drilling compensation.  During the years ended December 31, 2015, 2014, and 2013, RELP received $13,564, $21,201, and $25,602, respectively, in drilling compensation.  Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2015, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $82,922 and $2,672, respectively.  During the year ended December 31, 2014, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $96,804 and $1,130, respectively.  During the year ended December 31, 2013, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $102,762 and $1,551, respectively.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  During the years ended December 31, 2015, 2014, and 2013, the administrative overhead charged by RELP to the Partnership totaled $279,085, $431,793, and $489,183, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2015 and 2014, RELP owed the Partnership $135,851 and $183,078, respectively, for net revenues processed in excess of net joint interest and technical and administrative service charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2015 concerning the managing general partner and all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned. As of December 31, 2015 there were a total of 896.9696 Partnership units outstanding, including 499.9524 units of general partner interest outstanding and 397.0172 units of limited partner interest outstanding.

Title of Interest	Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
General Partner	Reef Oil & Gas Partners, L.P. (1)	9.2197	1.028%	1.025%
Limited Partner	Reef Oil & Gas Partners, L.P. (1)	1.0500	0.117%	0.104%
General Partner	Reef Oil & Gas Partners, L.P. (1)			10.00%

(1) Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

Reef, as managing general partner, received a 10% general partner interest in the Partnership as compensation for forming the Partnership. This interest is not represented by Partnership units. Reef also acquired a 1% general partner interest as a result of purchasing 1% of total Partnership units (8.9697 units). The units purchased by investor partners represent an 89% interest in the Partnership. As of December 31, 2015, Reef has also purchased 1.05 units of limited partner interest from investor partners, representing 0.117% of outstanding investor partner units, and 0.25 units of general partner interest, representing 0.028% of outstanding investor partner units.  Michael J. Mauceli has control of Reef’s voting and investment powers.  There are no arrangements whereby Reef has the right to acquire additional units within sixty days from options, warrants, rights, conversion privileges, or similar obligations.

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

ITEM 14.                                       PRINCIPAL ACCOUNTING FEES AND SERVICES

In each of the last two fiscal years, the Partnership incurred professional audit and tax fees from its principal accountant BDO USA, LLP, as disclosed in the table below:

	2015	2014
Audit Fees	$76,547	$70,803
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Date: March 30, 2016

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

Signature	Title	Date
/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners,	March 30, 2016
Michael J. Mauceli	L.P., the Managing General Partner of the Partnership (Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of	March 30, 2016
Daniel C. Sibley	Reef Exploration, L.P. (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following documents are incorporated by reference in response to Item 15 (b).

Exhibit
Number	Description

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

10.22

Purchase and Sale Agreement dated May 27, 2015, by and between Reef Oil & Gas Income and Development Fund III, L.P. and Red Sea 2012, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K, dated June 3, 2015).

10.23

Offer to Purchase Oil, Gas and Mineral Interest Wilmington Oil Field, Long Beach Unit, dated December 2, 2015 and Acceptance of Offer to Purchase, signed December 16, 2015, by and between Reef Oil & Gas Income and Development Fund II, L.P., Reef Oil & Gas Income and Development Fund III, L.P. and California Resources Long Beach Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K, dated December 22, 2015).

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definitions Linkbase Document.

* Filed herewith

Reef Oil & Gas Income and Development Fund III, L.P.

Financial Statements

Years Ended December 31, 2015, 2014, and 2013

Report of Independent Registered Public Accounting Firm

The Partners

Reef Oil & Gas Income and Development Fund III, L.P.

Richardson, TX

We have audited the accompanying balance sheets of Reef Oil & Gas Income and Development Fund III, L.P. (“the Partnership”) as of December 31, 2015 and 2014 and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership, when formed, was projected to have a limited life through December 2016, unless terminated sooner. Management is currently pursuing the sale of all Partnership assets with the intent to wind up and terminate the Partnership during 2016, as specified in the Partnership’s governing documents at its inception. In accordance with generally accepted accounting principles for a limited life entity, the Partnership has not applied the liquidation basis of accounting to these financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Oil & Gas Income and Development Fund III, L.P. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Dallas, Texas

March 30, 2016

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Balance Sheets

December 31,	2015	2014

Assets
Current assets:
Cash and cash equivalents	$1,515,010	$368,620
Accounts receivable from affiliates	135,851	183,078
Total current assets	1,650,861	551,698

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $14,737,574 and $66,651,471	760,460	11,116,897
Net oil and gas properties	760,460	11,116,897

Total assets	$2,411,321	$11,668,595

Liabilities and partnership equity

Current liabilities:
Accounts payable	$9,996	$10,479
Accrued liabilities	—	6,247
Total current liabilities	9,996	16,726

Long term liabilities
Asset retirement obligation	591,945	2,528,422
Total long term liabilities	591,945	2,528,422

Commitments and contingencies (Note 6)

Partnership equity
General partners	1,302,555	5,230,521
Limited partners	468,462	3,645,712
Managing general partner	38,363	247,214
Total partnership equity	1,809,380	9,123,447

Total liabilities and partnership equity	$2,411,321	$11,668,595

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Operations

	For the Years Ended December 31,
	2015	2014	2013

Oil, gas and NGL sales	$1,557,050	$4,234,581	$5,112,482

Costs and expenses:
Lease operating expenses	1,302,153	2,608,987	2,327,209
Production taxes	118,071	252,144	298,815
Depreciation, depletion and amortization	524,630	1,194,107	1,102,611
Accretion of asset retirement obligation	56,096	163,490	155,345
Property impairment	5,432,366	1,841,274	—
Loss on sale of oil & gas properties	732,310	—	—
General and administrative	506,622	635,685	736,429
Bad debt expense	181,610	—	—
Total costs and expenses	8,853,858	6,695,687	4,620,409

Income (loss) from operations	(7,296,808)	(2,461,106)	492,073

Other income (expense)
Miscellaneous income	395	746	463
Interest expense	—	(17,954)	(56,334)
Amortization of deferred financing fees	—	(15,556)	(14,902)
Total other income (expense)	395	(32,764)	(70,773)

Net income (loss)	$(7,296,413)	$(2,493,870)	$421,300

Net income (loss) per general partner unit	$(7,985)	$(2,841)	$298
Net income (loss) per limited partner unit	$(7,985)	$(2,841)	$298
Net income (loss) per managing partner unit	$(22,103)	$3,257	$17,459

See accompanying notes to financial statements.

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Partnership Equity

	General Partners		Limited Partners		Managing General Partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Balance at December 31, 2012	490.9827	$6,899,244	397.0172	$4,995,071	8.9697	$155,408	896.9696	$12,049,723
Partner distributions	—	(336,015)	—	(271,708)	—	(75,112)	—	(682,835)
Net income	—	146,353	—	118,343	—	156,604	—	421,300
Balance at December 31, 2013	490.9827	$6,709,582	397.0172	$4,841,706	8.9697	$236,900	896.9696	$11,788,188

Distribution amount per partnership unit		$684.37		$684.37		$8,373.97

Balance at December 31, 2013	490.9827	$6,709,582	397.0172	$4,841,706	8.9697	$236,900	896.9696	$11,788,188
Partner distributions	—	(84,027)	—	(67,946)	—	(18,898)	—	(170,871)
Net income (loss)	—	(1,395,034)	—	(1,128,048)	—	29,212	—	(2,493,870)
Balance at December 31, 2014	490.9827	$5,230,521	397.0172	$3,645,712	8.9697	$247,214	896.9696	$9,123,447

Distribution amount per partnership unit		$171.14		$171.14		$2,106.87

Balance at December 31, 2014	490.9827	$5,230,521	397.0172	$3,645,712	8.9697	$247,214	896.9696	$9,123,447
Purchase (sale) of units	(0.25)	—	—	—	0.25	—	—	—
Partner distributions		(8,683)	—	(7,025)		(1,946)	—	(17,654)
Net loss	—	(3,919,283)	—	(3,170,225)	—	(206,905)	—	(7,296,413)
Balance at December 31, 2015	490.7327	$1,302,555	397.0172	$468,462	9.2197	$38,363	896.9696	$1,809,380

Distribution amount per partnership unit		$17.69		$17.69		$211.07

See accompanying notes to financial statements

Reef Oil & Gas Partners Income and Development Fund III, L.P.

Statements of Cash Flow

	For the Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net income (loss)	$(7,296,413)	$(2,493,870)	$421,300
Adjustments to reconcile net income (loss) to net cash
provided by operating activities: Plugging and abandonment costs paid from ARO	(4,170)	(53,894)	(55,893)
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	524,630	1,194,107	1,102,611
Accretion of asset retirement obligation	56,096	163,490	155,345
Amortization of deferred financing fees	—	15,556	14,902
Loss on sale of oil and gas properties	732,310	—	—
Property impairment	5,432,366	1,841,274	—
Bad debt expense	181,610	—	—
Changes in operating assets and liabilities
Accounts receivable	—	—	1,986
Accounts receivable from affiliates	47,227	326,193	170,151
Accounts payable	—	65	2,792
Accrued liabilities	(6,247)	6,247	—

Net cash provided by (used in) operating activities	(332,591)	999,168	1,813,194

Cash flows from investing activities:
Proceeds from sale of oil & gas properties	1,814,352	134,839	253,760
Property development	(317,234)	(557,163)	(585,584)

Net cash provided by (used in) investing activities	1,497,118	(422,324)	(331,824)

Cash flows from financing activities:
Payment of note payable	—	(690,000)	(625,000)
Payment of debt issuance costs	—	(1,316)	(16,843)
Distributions to partners	(18,137)	(168,844)	(682,835)

Net cash used in financing activities	(18,137)	(860,160)	(1,324,678)

Net increase (decrease) in cash and cash equivalents	1,146,390	(283,316)	156,692
Cash and cash equivalents, beginning of year	368,620	651,936	495,244

Cash and cash equivalents, end of year	$1,515,010	$368,620	$651,936

Supplemental cash flow disclosure
Cash paid for interest expense on note payable	$—	$17,954	$56,103
Supplemental disclosure of non-cash investing transactions
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$(1,988,403)	$(4,692)	$(5,859)
Property sale account receivable charged to bad debt expense	$181,610	$—	$—
Additions to property and asset retirement obligation	$—	$2,014	$2,683
Asset retirement obligation in excess of liability	$—	$(41,671)	$—
Supplemental disclosure of non-cash financing transactions
Partner distributions included in accounts payable	$483	$2,027	$—

See accompanying notes to financial statements.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements

1. Organization and Basis of Presentation

Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) is a limited partnership formed under the laws of the state of Texas on November 27, 2007. The Partnership was formed to purchase working interests in oil and gas properties with the purposes of (i) growing the value of properties through the development of proved undeveloped reserves, (ii) generating revenue from the production of crude oil and natural gas, (iii) distributing cash to the partners of the Partnership, and (iv) selling the properties, subject to certain market conditions, no earlier than 2010, but expected no later than 2015, in order to maximize return to the partners of the Partnership. The term of the Partnership commenced on the effective date and continues until December 31, 2016, unless terminated sooner. Reef Oil & Gas Partners, L.P. (“Reef”) is the managing general partner of the Partnership.

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

Cash distributions to partners of the net cash flow from crude oil and natural gas sales, less operating, general and administrative, and other costs were initially distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. As such, effective October 1, 2013 Reef received 11.06% and investor partners received 88.94% of total cash distributions. During 2015, Reef purchased 0.45 units of limited partner interest and 0.25 units of general partner interest from investor partners. As such, effective September 1, 2015 Reef receives 11.13% and investor partners receive 88.87% of total cash distributions.

The Partnership operates in only one industry segment, which is the exploration, development and production of oil, condensate, natural gas and natural gas liquids (“NGL’s”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.

During 2015, the Partnership sold its interest in the Slaughter Dean acquisition properties, which were operating at a deficit as a result of the decline in commodity prices that began during the third quarter of 2014. As Reef is unable to project when or if commodity prices will recover, in October 2015 Reef made a decision to begin marketing the remainder of the Partnership’s oil and gas properties. Several property sales were consummated during the fourth quarter of 2015, and Reef is currently pursuing the divestiture of all of the Partnership’s oil and gas properties with the intent to wind up and terminate the Partnership during 2016. Therefore, the Partnership is not expected to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits with a major national bank, which at times may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and does not expect any loss from this exposure. The carrying value of the Partnership’s cash equivalents approximates fair value.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 thousand cubic feet (“Mcf”) of natural gas to 1 barrel (“Bbl”) of crude oil. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves. During 2015, the Partnership recorded gain or loss in connection with two of its property sales. During the second quarter of 2015, the Partnership recognized a gain of $1,673,100 in connection with the sale of the Slaughter Dean acquisition properties in Cochran County, Texas (the “Slaughter Dean Properties”). During the fourth quarter of 2015, the Partnership recognized a loss of $2,405,410 in connection with the sale of its interest in the Thums Long Beach Unit (“Thums Unit”) located in the Wilmington Field underneath the Long Beach Harbor in southern California.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the years ended December 31, 2015, 2014, and 2013, the Partnership recognized property impairment costs of proved properties totaling $5,432,366, $1,841,274, and $0, respectively.

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at December 31, 2015, 2014, and 2013 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and year end costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by the senior reservoir engineer for Reef Exploration, L.P. (“RELP”), an affiliate of the Partnership and Reef, at December 31, 2015, and by an independent petroleum engineering firm at December 31, 2014 and 2013.

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

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2015 and 2014.

	2015	2014
Asset retirement obligation as of January 1	$2,528,422	$2,463,175
Additions related to new properties	—	2,014
Retirement related to sale and disposition of proved properties	(1,988,403)	(4,692)
Retirement related to property abandonment and restoration	(4,170)	(95,565)
Accretion expense	56,096	163,490
Asset retirement obligation as of December 31	$591,945	$2,528,422

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2015, 2014, and 2013.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2015, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $16.7 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2015 and 2014.  The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2015, 2014, and 2013.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

Fair Value of Financial Instruments

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

The estimated fair value of cash and cash equivalents, accounts receivable from affiliates, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature.

Recent Accounting Developments — Revenue Recognition

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

4. Transactions with Affiliates

Reef purchased 1% of the Partnership units, and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest.  Prior to October 1, 2013, cash distributions to partners of the net cash flow from

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

crude oil and natural gas sales revenues, less operating, general and administrative, and other costs were distributed 11% to Reef and 89% to investor partners. Effective October 1, 2013, Reef purchased 0.60 units of limited partner interest from one of the Partnership’s investor partners. As such, effective October 1, 2013 Reef received 11.06% and investor partners received 88.94% of total cash distributions. During 2015, Reef purchased 0.45 units of limited partner interest and 0.25 units of general partner interest from investor partners. As such, effective September 1, 2015 Reef receives 11.13% and investor partners receive 88.87% of total cash distributions.

During the years ended December 31, 2015, 2014 and 2013, Reef received $1,965, $18,899, and $75,254, respectively, in cash distributions related to its Partnership interest. From funds generated by its carried interest and management fee, Reef pays to specific FINRA-licensed broker-dealers on a quarterly basis a fee in an amount equal to the maximum of the economic equivalent of a 3% carried interest in the Partnership as additional compensation for the sale of units. This fee is recorded as a commission expense by Reef.

RELP is entitled to receive drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership for wells operated by RELP.  RELP served as the operator of the Partnership’s Slaughter Dean acquisition properties until their sale during the second quarter of 2015. RELP is also entitled to receive drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, tangible costs of drilling and completing the well, costs of storage and other surface facilities, and the costs of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.  In addition, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions for purposes of calculating drilling compensation.  During the years ended December 31, 2015, 2014 and 2013, RELP received $13,564, $21,201, and $25,602, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership. During the year ended December 31, 2015, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $82,922 and $2,672, respectively. During the year ended December 31, 2014, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $96,804 and $1,130, respectively. During the year ended December 31, 2013, Reef and its affiliates received total reimbursements for direct costs and other documented out-of-pocket expenses of $102,762 and $1,551, respectively.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.  During the years ended December 31, 2015, 2014, and 2013, the administrative overhead charged by RELP to the Partnership totaled $279,085, $431,793, and $489,183, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or by third parties, but excluding direct costs and operating costs.

RELP processes joint interest billings and revenues on behalf of the Partnership. At December 31, 2015 and 2014, RELP owed the Partnership $135,851 and $183,078, respectively, for net revenues processed in excess of net joint interest and technical and administrative service charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month. At September 30, 2015, RELP also owed the Partnership $181,610 associated with the sale of the Partnership’s Slaughter Dean Properties. The amount represented post-closing purchase price adjustments due from the purchaser of the Slaughter Dean Properties. RELP has been unsuccessful in collecting this balance due, and as of December 31, 2015 this amount was re-classified as a bad debt expense on the books of the Partnership.

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

5. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2015, one marketer and one operator accounted for 44.3% and 18.2% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2014, the same marketer and operator accounted for 37.5% and 36.0% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2013, the same marketer and operator accounted for 38.0% and 32.8% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

The Partnership entered into a consulting agreement with William R. Dixon d/b/a DXN Associates whereby the Partnership agreed to assign a one percent (1%) overriding royalty interest, proportionately reduced to the Partnership’s working interest, to William R. Dixon in exchange for Dixon’s agreement to “review and evaluate exploration, exploitation, and development drilling opportunities.” This overriding royalty interest burdens the Partnership’s working interest in the Slaughter Dean Properties. During the years ended December 31, 2015, 2014, and 2013, William R. Dixon received $4,216, $19,379, and $17,147, respectively, related to this overriding royalty interest. The Partnership sold its interest in the Slaughter Dean Properties during the second quarter of 2015, and the liability for payment of this overriding royalty interest was transferred to the purchaser of the Slaughter Dean Properties.

7. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the years ended December 31, 2015, 2014 and 2013 is detailed below:

For the year ended December 31, 2015

Type of Unit	Number of Units	Net (loss)	Net income (loss) per unit
Managing general partner	9.2197	$(206,905)	$(22,103)
General partner	490.7327	(3,919,283)	$(7,985)
Limited partner	397.0172	(3,170,225)	$(7,985)
Total	896.9696	$(7,296,413)

For the year ended December 31, 2014

Type of Unit	Number of Units	Net income (loss)	Net income per unit
Managing general partner	8.9697	$29,212	$3,257
General partner	490.9827	(1,395,034)	$(2,841)
Limited partner	397.0172	(1,128,048)	$(2,841)
Total	896.9696	$(2,493,870)

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

For the year ended December 31, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$156,604	$17,459
General partner	490.9827	146,353	$298
Limited partner	397.0172	118,343	$298
Total	896.9696	$421,300

8. Subsequent Event

During the first quarter of 2016, two investor partners owning 0.50 units of general partner interest and 0.50 units of limited partner interest have abandoned their interests in the Partnership. As such, the Partnership has reduced the total number of general partner and limited partner units outstanding effective January 1, 2016 to reflect these abandonments.

We have evaluated subsequent events and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

9. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of the periods indicated:

	December 31, 2015	December 31, 2014

Oil and natural gas properties:
Unproved properties	$—	$—
Proved properties	15,079,599	75,650,205
Capitalized asset retirement cost	418,435	2,118,163
	15,498,034	77,768,368
Less:
Accumulated depreciation, depletion and amortization	(1,331,652)	(6,197,743)
Property impairment	(13,405,922)	(60,453,728)
	(14,737,574)	(66,651,471)

Total	$760,460	$11,116,897

Costs Incurred

The following table sets forth the costs incurred in oil and gas exploration and development activities during the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013

Oil and natural gas properties:
Exploration	$—	$—	$—
Development	317,234	559,177	588,267
Total	$317,234	$559,177	$588,267

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

Results of Operations

The following table sets forth the results of operations from oil and gas producing activities for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Oil and gas producing activities:
Oil sales	$1,404,084	$3,852,681	$4,746,601
Natural gas sales	152,966	381,900	365,881
Production expenses	(1,420,224)	(2,861,131)	(2,626,024)
Accretion of asset retirement obligation	(56,096)	(163,490)	(155,345)
Depreciation, depletion and amortization	(524,630)	(1,194,107)	(1,102,611)
Property impairment	(5,432,366)	(1,841,274)	—
Results of operations from oil and gas producing activities	$(5,876,266)	$(1,825,421)	$1,228,502

Depletion rate per BOE	$12.08	$18.98	$16.16

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Reserve Summary

The reserve information presented below is based upon estimates of net proved oil and gas reserves that were prepared by Jerald Sluder, the Senior Reservoir Engineer for RELP, as of December 31, 2015, and by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc. as of December 31, 2014, and 2013. All of the Partnership’s reserves are located in the United States.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  The project to extract the hydrocarbons must have commenced or the interest owner must be reasonably certain that it will commence within a reasonable period of time. At December 31, 2015 and 2014, all of the Partnership’s reserves are classified as proved developed reserves. At December 31, 2013, 99.83% of the Partnership’s proved reserves are classified as proved developed reserves, and 0.17% are classified as proved undeveloped reserves. At December 31, 2013, future development costs were estimated to be approximately $23,970 in connection with the Partnership’s proved developed non-producing and proved undeveloped reserves.

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

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

The following information table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2015, 2014 and 2013.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2012	765,790	970,760	927,582
Reserves sold	—	(800)	(133)
New Discoveries	3,540	22,520	7,294
Revisions of previous estimates	(172,746)	7,406	(171,511)
Production	(52,584)	(93,936)	(68,240)
Reserves at December 31, 2013	544,000	905,950	694,992

Reserves sold	(710)	(16,090)	(3,392)
New Discoveries	1,700	7,700	2,983
Revisions of previous estimates	29,245	(147,761)	4,618
Production	(47,555)	(92,149)	(62,913)
Reserves at December 31, 2014	526,680	657,650	636,288

Reserves sold	(417,582)	(131,452)	(439,491)
Revisions of previous estimates	(27,049)	(92,595)	(42,481)
Production	(32,037)	(68,343)	(43,427)
Reserves at December 31, 2015	50,012	365,260	110,889

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

For the years ended December 31, 2015, 2014, and 2013, calculations were made using average prices of $50.19, $93.63, and $96.90 per barrel of crude oil, respectively, and $2.63, $4.22, and $3.67 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Financial Statements (continued)

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

The standardized measure of discounted future net cash flows as of December 31, 2015, 2014 and 2013 were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Future cash inflows	$3,156,030	$50,801,390	$58,719,780
Future production costs	(1,873,760)	(22,574,330)	(23,427,730)
Future development costs	—	—	(23,970)
Future net cash flows	1,282,270	28,227,060	35,268,080
Effect of discounting net cash flows at 10%	(521,810)	(17,110,163)	(21,285,710
Discounted future net cash flows	$760,460	$11,116,897	$13,982,370

Changes in the Standardized Measure of Discounted Future Net Cash flows relating to Proved Crude Oil and Natural Gas Reserves were as follows for the years indicated:

	December 31, 2015	December 31, 2014	December 31, 2013
Standardized measure at beginning of period	$11,116,897	$13,982,370	$16,721,530
New Discoveries, net of future production and development cost	—	97,740	139,290
Net change in sales price, net of production costs	(9,014,606)	(1,797,237)	1,603,865
Revisions of quantity estimates	(1,117,671)	92,511	(3,155,972)
Changes in production timing rates	2,575,805	(1,404,294)	(665,373)
Accretion of discount	1,111,690	1,398,237	1,672,153
Sales net of production costs	(80,730)	(1,209,960)	(2,331,113)
Sales of minerals in place	(3,830,925)	(42,470)	(2,010)
Net decrease	(10,356,437)	(2,865,473)	(2,739,160)
Standardized measure at end of year	$760,460	$11,116,897	$13,982,370