Form 10-Q
period 2016-06-30
Reef Oil & Gas Income & Development Fund III LP
filed 2016-08-12
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 12, 2016, the registrant had 885.6999 units of limited partner interest outstanding, and 8.9697 units of general partner interest and 1.3000 of limited partner interest held by the managing general partner.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$545,798	$1,515,010
Accounts receivable from affiliates	159,503	135,851
Prepaid expenses	3,352	—
Total current assets	708,653	1,650,861

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,566,334 and $14,737,574	416,470	760,460
Net oil and gas properties	416,470	760,460

Total assets	$1,125,123	$2,411,321

Liabilities and partnership equity

Current liabilities:
Accounts payable	$22,040	$9,996
Total current liabilities	22,040	9,996

Long term liabilities
Asset retirement obligation	427,589	591,945
Total long term liabilities	427,589	591,945

Partnership equity
General partners	—	1,302,555
Limited partners	742,424	468,462
Managing general partner	(66,930)	38,363
Total partnership equity	675,494	1,809,380

Total liabilities and partnership equity	$1,125,123	$2,411,321

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Oil, gas and NGL sales	$100,279	$568,829	$169,033	$1,063,942

Costs and expenses:
Lease operating expenses	(53,064)	436,415	58,564	946,779
Production taxes	6,648	33,430	18,510	62,963
Depreciation, depletion and amortization	23,216	149,324	54,341	376,867
Accretion of asset retirement obligation	5,215	5,627	10,495	45,957
Property impairment	22,816	824,350	140,003	3,469,416
Gain on sale of oil & gas properties	—	(1,673,100)	(100,543)	(1,673,100)
General and administrative	51,218	148,073	143,370	314,689
Total costs and expenses	56,049	(75,881)	324,740	3,543,571

Income (loss) from operations	44,230	644,710	(155,707)	(2,479,629)

Other income
Miscellaneous income	4	—	1,821	—
Interest income	—	—	—	2
Total other income	4	—	1,821	2

Net income (loss)	$44,234	$644,710	$(153,886)	$(2,479,627)

Net income (loss) per general partner unit	$—	$537	$—	$(2,918)
Net income (loss) per limited partner unit	$39	$537	$(177)	$(2,918)
Net income per managing partner unit	$1,056	$18,762	$280	$12,472

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(153,886)	$(2,479,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Plugging and abandonment costs paid from ARO	(8,840)	(2,686)
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	54,341	376,867
Accretion of asset retirement obligation	10,495	45,957
Gain on sale of oil and gas properties	(100,543)	(1,673,100)
Property impairment	140,003	3,469,416
Changes in operating assets and liabilities
Accounts receivable from affiliates	(23,652)	(164,751)
Prepaid expenses	(3,352)	—
Accrued liabilities	—	3,677
Net cash used in operating activities	(85,434)	(424,247)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	121,607	778,567
Property development	(37,429)	(229,878)
Net cash provided by investing activities	84,178	548,689

Cash flows from financing activities:
Distributions to partners	(967,956)	(280)

Net cash used in financing activities	(967,956)	(280)

Net increase (decrease) in cash and cash equivalents	(969,212)	124,162
Cash and cash equivalents, beginning of period	1,515,010	368,620
Cash and cash equivalents, end of period	$545,798	$492,782

Supplemental cash flow disclosure
Supplemental disclosure of non-cash investing transactions
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$166,011	$1,851,493
Partner distributions suspensed and included in accounts payable	$12,044	$
Property sales included in accounts receivable from affiliates	$—	$229,542

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2016

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2016. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern. Our independent registered public accounting firm’s opinion included in our Annual Report includes an explanatory paragraph regarding the Partnership’s limited life, and management’s plan to sell all remaining assets of the Partnership, wind up and terminate the Partnership during 2016, as specified in the Partnership’s governing documents at its inception. Reef does not expect sales proceeds from the sale of the Partnership’s remaining assets will allow partners to recover their investment in the Partnership. In accordance with generally accepted accounting principles for a limited life entity, the Partnership has not applied the liquidation basis of accounting to these financial statements.

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

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 thousand cubic feet (“Mcf”) of natural gas to 1 barrel (“Bbl”) of crude oil. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves. During the three and six month periods ended June 30, 2016, the Partnership recognized gain on sale of oil and gas properties totaling $0 and $100,543, respectively. During the three and six month periods ended June 30, 2015, the Partnership recognized gain on sale of oil and gas properties totaling $1,673,100 and $1,673,100, respectively.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three and six month periods ended June 30, 2016, the Partnership recognized $22,816 and $140,003 of impairment expense of proved properties, respectively. During the three and six month periods ended June 30, 2015, the Partnership recognized $824,350 and $3,469,416 of impairment expense of proved properties, respectively.

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at June 30, 2016 and December 31, 2015 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information at June 30, 2016 and December 31, 2015 was based upon evaluations prepared by the senior reservoir engineer for Reef Exploration, L.P. (“RELP”), an affiliate of the Partnership and Reef Oil and Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2016 and the year ended December 31, 2015.

	Six months ended June 30, 2016	Year ended December 31, 2015
Beginning asset retirement obligation	$591,945	$2,528,422
Retirement related to sale and disposition of proved properties	(166,011)	(1,988,403)
Retirement related to property abandonment and restoration	(8,840)	(4,170)
Accretion expense	10,495	56,096
Ending asset retirement obligation	$427,589	$591,945

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

Recent Accounting Developments — Revenue Recognition

The following recently issued accounting pronouncement has been adopted or may impact the Partnership in future periods:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”) in May 2014, which provides accounting guidance for all revenues arising from contracts to provide goods or services to customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following five steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); (5) recognize revenue when (or as) the entity satisfies a performance obligation. The requirements of ASU 2014-09 will supersede prior revenue recognition requirements and most prior industry-specific guidance throughout the FASB’s accounting standards codification, and will be effective for all interim and annual periods beginning after December 15, 2017. The Partnership is still considering the method of adoption but does not expect the adoption of this guidance to materially impact its operating results, financial position or cash flow.

3. Transactions with Affiliates

Reef initially purchased 1% of the total Partnership units (8.9697 units of general partner interest), and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest. In addition, Reef has purchased 1.30 units of Partnership interest from investor partners. Effective September 1, 2015 Reef receives 11.13% and investor partners receive 88.87% of total cash distributions. During the six month periods ended June 30, 2016 and 2015, Reef received $109,088 and $0, respectively, in cash distributions related to its Partnership interest.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. RELP is entitled to receive drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership for wells operated by RELP.

RELP served as the operator of the Partnership’s Slaughter Field in Cochran County, Texas and the wells in which the Partnership held an interest thereon (the “Slaughter Dean Wells”) prior to their sale during the second quarter of 2015.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for all non-operated wells. Total well costs include all drilling and equipment costs, including intangible development costs, tangible costs during drilling and completion of a well, costs of storage and other surface facilities, and the costs of gathering pipelines necessary to connect the well to the nearest appropriate delivery point.  In addition, total well costs include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the six month period ended June 30, 2016 and the year ended December 31, 2015, RELP received $1,158 and $13,564, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and documented out-of-pocket expenses incurred on behalf of the Partnership. During the three and six month periods ended June 30, 2016, the Partnership paid Reef and its affiliates $20,063 and $53,012, respectively, for direct costs and paid Reef and its affiliates $740 and $2,805, respectively, for out of pocket expenses. During the three and six month periods ended June 30, 2015, the Partnership paid Reef and its affiliates $26,019 and $50,068, respectively, for direct costs and paid Reef and its affiliates $1,406 and $2,373, respectively, for out of pocket expenses.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors,  including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three and six month periods ended June 30, 2016, the administrative overhead charged by RELP to the Partnership totaled $3,241 and $29,247, respectively. During the three and six month periods ended June 30, 2015, the administrative overhead charged by RELP to the Partnership totaled $99,282 and $192,209, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or third parties, but excluding direct and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2016, and December 31, 2015, RELP owed the Partnership $159,503 and $135,851, respectively, for net revenues processed in excess of joint interest, drilling compensation, direct costs, and out-of-pocket expenses. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4.  Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2016 is detailed below:

For the three months ended June 30, 2016

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner	8.9697	$9,469	$1,056
Limited partner	886.9999	34,765	$39
Total	895.9696	$44,234

For the six months ended June 30, 2016

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner	8.9697	$2,507	$280
Limited partner	886.9999	(156,393)	$(177)
Total	895.9696	$(153,886)

5. Subsequent Events

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

Going Concern

Management is currently pursuing the sale of all Partnership assets with the intent to wind up and terminate the Partnership during 2016. As a result, the Partnership is not expected to continue as a going concern. Reef does not expect sales proceeds from the sale of the Partnership’s remaining assets will allow partners to recover their investment in the Partnership. In accordance with generally accepted accounting principles for a limited life entity, the Partnership has not applied the liquidation basis of accounting to these financial statements.

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

The Partnership sought to purchase working interests in oil and gas properties with both proved producing reserves and proved undeveloped reserves. Between November 27, 2007 and June 30, 2010, the Partnership made three major property acquisitions with the capital raised by the Partnership, referred to as the Slaughter Dean acquisition, Azalea acquisition, and Lett acquisition, and acquired working interests in over 1,500 wells located in twelve states. On all properties purchased, the Partnership planned to produce existing proved reserves and develop any proved undeveloped reserves, but not to engage in exploratory drilling for unproved reserves. Drilling locations with unproved reserves, if any, could be farmed out or sold to third parties or other partnerships formed by Reef.

The management of the operations and other business of the Partnership is the responsibility of RELP, an affiliate of Reef and the Partnership. RELP served as operator of the Slaughter Dean acquisition properties prior to their sale in 2015. All wells included in the Azalea and Lett acquisitions are operated by third parties not affiliated with the Partnership, Reef, or any other Reef affiliate. The most significant property acquired in the Azalea and Lett acquisitions was a working interest in the Thums Long Beach Unit located underneath the Long Beach Harbor in Southern California. The Thums Long Beach Unit was sold during the fourth quarter of 2015.

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

As commodity prices continued to decline throughout 2015, the Partnership saw its results of operations, financial position, and cash flows being severely adversely affected. The Partnership is not engaged in commodity futures trading or hedging activities, and does not have significant cash reserves on hand, since cash flows are normally distributed on a regular basis to the investor partners. During the first two quarters of 2015 working capital was being drained because the Slaughter Dean acquisition properties were being operated at a deficit. During the third quarter of 2015, lease operating costs, production taxes, and general and administrative expenses of the remaining Azalea and Lett acquisition properties exceeded revenues. Without a recovery in commodity prices, the Partnership would need to either borrow funds from Reef or sell properties to generate cash to cover the deficits. As Reef was unable to project when or if commodity prices would significantly recover, a decision was made in October 2015 to begin marketing the remaining assets of the Partnership, with expectation to complete the divestiture of properties, wind up, and terminate the Partnership during 2016.

During the first quarter of 2016, the Partnership made six oil and gas property sales, totaling approximately 75 wells and representing, in the aggregate, approximately 6.5% of the Partnership’s total reserves on a BOE basis, as measured by the Partnership’s December 31, 2015 reserve report. Cash proceeds from these oil and gas property sales totaled $104,567.

During the second quarter of 2016, the Partnership made four oil and gas property sales, totaling approximately 125 wells and representing, in the aggregate, approximately 9.5% of the Partnership’s total reserves on a BOE basis, as measured by the Partnership’s December 31, 2015 reserve report. Cash proceeds from these oil and gas property sales totaled $17,040.

As of June 30, 2016, the Partnership continues to own working interests in more than 375 wells acquired in the Azalea acquisition, located in Texas, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi, Montana and Colorado. The Partnership divested of all of its Kansas, Alabama, and Arkansas properties during the first half of 2016.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of June 30, 2016, the Partnership had expended $81,406,972 on property acquisition and development costs, prior to sales of the Partnership’s interests or portions of its interests in certain properties. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

Working capital declined during the first half of 2016, from $1,640,865 at December 31, 2015 to $686,613 at June 30, 2016, primarily as a result of the distribution of proceeds received from property sales made during 2015 to the investor partners during the first quarter of 2016.  The Partnership has maintained a portion of the cash received from property sales to cover any deficits during the divestiture of all remaining properties and the winding up and termination of the Partnership. The Partnership generally maintains nominal working capital, as cash flows are normally utilized to pay monthly cash distributions to investors.  Sources of future funding consist of cash on hand, cash flow from operations, and cash flow from sales of properties.  The Partnership may not be able to sell properties at the values desired in order to achieve its objective of selling Partnership properties on terms that provide a favorable return to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. This discussion should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and sales prices received for the periods indicated.

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Sales volumes:
Oil and NGL’s (Bbls)	2,137	10,866	3,927	20,993
Natural gas (Mcf)	11,005	19,325	27,122	37,222

Sales revenues:
Oil and NGL’s (Bbls)	$81,991	$524,248	$129,125	$971,601
Natural gas (Mcf)	$18,288	$44,581	$39,908	$92,341

Average sales price received:
Oil and NGL’s (Bbls)	$38.37	$48.16	$32.88	$46.28
Natural gas (Mcf)	$1.66	$2.31	$1.47	$2.48

Sales revenues declined primarily as a result of the property sales made beginning in the second quarter of 2015, but also as a result of the decline in sales prices received during the comparable periods. The second quarter of 2016 saw oil prices begin to recover from their low point of under $30.00 per Bbl reached during the first quarter of 2016, and also saw natural gas prices begin to rise. Second quarter 2016 average prices of $38.37 per Bbl of crude oil and $1.66 per Mcf of natural gas were an improvement from the average prices of $26.33 per Bbl and $1.34 received during the first quarter of 2016. However, second quarter 2016 prices for both crude oil and natural gas were still below second quarter 2015 prices by more than 20%, and average crude oil and natural gas prices for the first half of 2016 were below prices received during the first half of 2015 by 29.0% and 40.7%, respectively. Prices for crude oil have continued to hold in excess of $40 per barrel during July 2016, and natural gas prices have also been in excess of $2.00 per Mcf since July 1, 2016. Nonetheless, as a result of the property sales already made by the Partnership, it is difficult for oil and gas revenues from the Partnership’s remaining properties to cover both operating as well as administrative costs at current price levels.

The estimated net proved crude oil and natural gas reserves at June 30, 2016 and 2015 are summarized below. Reserve estimates are calculated using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. At June 30, 2016, the un-weighted arithmetic average prices were $42.91 per Bbl of crude oil and $2.24 per Mcf of natural gas, compared to $71.73 per Bbl of crude oil and $3.32 per Mcf of natural gas at June 30, 2015.

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

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2016	33,250	250,650
June 30, 2015	390,180	547,390

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The Partnership had net income of $44,234 for the three month period ended June 30, 2016, compared to net income of $644,710 for the three month period ended June 30, 2015. The Partnership recorded a gain on the sale of its Slaughter Dean properties totaling $1,673,100 in June 2015, which was the primary reason for the $644,710 in net income for the three months ended June 30, 2015. During the second quarter of 2016, the Partnership reversed an accrual for 2015 ad valorem taxes totaling $140,000 related to the Slaughter Dean properties sold during 2015, which was the primary reason for the Partnership having net income during the second quarter of 2016.

During the three month periods ended June 30, 2016 and 2015, the Partnership recognized impairment expense of proved property totaling $22,816 and $824,350, respectively, primarily due to declines in the un-weighted arithmetic average of the first-day-of-the-month commodity price over the preceding 12 month periods ended June 30, 2016 and 2015. Property impairment expense in 2016 is greatly reduced from 2015 levels, as the Partnership recorded impairment expense in excess of $5.4 million during 2015, resulting in a proved property valuation of only $760,460 as of December 31, 2015.

Estimates of reserves and future net revenues from those reserves are calculated based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period. At June 30, 2015, estimated reserves were calculated using average prices of $71.73 per Bbl for crude oil and $3.32 per Mcf of natural gas. At June 30, 2016, estimated reserves were calculated using average prices of $42.91 per Bbl for crude oil and $2.24 per Mcf of natural gas. While the Partnership has seen improving commodity prices during June and July 2016, it is likely that the average commodity prices during the third quarter of 2016 will be lower than the average commodity prices during the third quarter of 2015. Therefore, the Partnership may incur additional impairment charges in during the third quarter of 2016.

Partnership revenues totaled $100,279 for the three month period ended June 30, 2016 compared to $568,829 for the three month period ended June 30, 2015, a decrease of 82.4% due primarily to the sale of oil and gas properties during 2015 and 2016, as well as continued depressed oil and natural gas sales prices. Oil and gas sales volumes decreased during the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015 by approximately 71.8% on a BOE basis, primarily as a result of the 2015 and 2016 property sales. Prices also had a significant impact on sales revenues, with the average sales price for crude oil decreasing by 20.3%, to an average price of $38.37 per Bbl for the three month period ended June 30, 2016 compared to an average price of $48.16 per Bbl for the three month period ended June 30, 2015. The average sales price for natural gas decreased by 28.1%, to an average price of $1.66 per Mcf for the three month period ended June 30, 2016 compared to an average price of $2.31 per Mcf for the three month period ended June 30, 2015.  At June 30, 2016, approximately 44.3% of the Partnership’s reserves are crude oil reserves and 55.7% of the Partnership’s reserves are natural gas reserves on a BOE basis, so the average price of both commodities significantly impacts Partnership results.

While crude oil prices have risen into the mid-forties during June and July 2016, Reef believes they are likely to remain volatile, and commodity prices will have a significant impact on the Partnership’s future results of operations. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells substantially all of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses, after removing the $140,000 credit for ad valorem taxes recorded during the second quarter of 2016, decreased from $436,415 for the three month period ended June 30, 2015 to $86,936 for the three month period ended June 30, 2016. Lease operating expenses on the Thums Unit and the Slaughter Dean properties, which were sold in 2015, totaled $330,757 of the $436,415 in lease operating expense incurred during the second quarter of 2015. Improved sales prices received during the second quarter of 2016, when compared to the first quarter of 2016, allowed the Partnership to post an operating profit of $6,695 during the second quarter of 2016, compared to an operating deficit totaling $54,736 during the first quarter of 2016. During the second quarter of 2015, the Partnership’s operating profit was $98,984. While the Partnership posted an operating profit for the three months ended June 30, 2016, the Partnership was unable to cover both operating and general and administrative costs. As the Partnership continues to sell properties in order to terminate the Partnership prior to December 31, 2016, sales revenues are not expected to cover both operating and general and administrative costs.

General and administrative costs decreased from $148,073 for the three month period ended June 30, 2015 to $51,218 for the three month period ended June 30, 2016. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. As properties are sold and the Partnership’s operations wind down, its overhead allocation has decreased accordingly. The administrative overhead charged to the Partnership decreased from $99,282 for the three month period ended June 30, 2015 to $3,241 for the three month period ended June 30, 2016.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The Partnership had a net loss of $153,886 for the six month period ended June 30, 2016, compared to a net loss of $2,479,627 for the six month period ended June 30, 2015. After adjusting for the gain on sales of oil and gas properties, the Partnership had a net loss of $254,429 for the six month period ended June 30, 2016, compared to a net loss of $4,152,727 for the six month period ended June 30, 2015. The primary reasons for the change in operating results are depreciation, depletion and amortization expense and impairment expense.

During the six month periods ended June 30, 2016 and 2015, the Partnership recognized impairment expense of proved property totaling $140,003 and $3,469,416, respectively, primarily due to declines in the un-weighted arithmetic average of the first-day-of-the-month commodity price over the preceding 12 month periods ended June

30, 2016 and 2015. Property impairment expense in 2016 is greatly reduced from 2015 levels, as the Partnership recorded impairment expense in excess of $5.4 million during 2015, resulting in a proved property valuation of only $760,460 as of December 31, 2015. Given the higher property basis that existed during 2015, depletion expense for the six month period ended June 30, 2015 totaled $376,867, compared to $54,341 for the six month period ended June 30, 2016.

Estimates of reserves and future net revenues from those reserves are calculated based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period. At June 30, 2015, estimated reserves were calculated using average prices of $71.73 per Bbl for crude oil and $3.32 per Mcf of natural gas. At June 30, 2016, estimated reserves were calculated using average prices of $42.91 per Bbl for crude oil and $2.24 per Mcf of natural gas. While the Partnership has seen improving commodity prices during June and July 2016, it is likely that the average commodity prices during the third quarter of 2016 will be lower than the average commodity prices during the third quarter of 2015. Therefore, the Partnership may incur additional impairment charges in during the third quarter of 2016.

Partnership revenues totaled $169,033 for the six month period ended June 30, 2016 compared to $1,063,942 for the six month period ended June 30, 2015, a decrease of 84.1% due primarily to the sale of oil and gas properties during 2015 and 2016, as well as continued depressed oil and natural gas sales prices. Sales revenues from the Partnership’s two major properties sold during 2015, the Slaughter Dean properties and the Thums Unit, totaled $723,991 of the $1,063,942 in revenues received during the first six months of 2015. Oil and gas sales volumes decreased during the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015 by approximately 68.9% on a BOE basis, primarily as a result of the 2015 and 2016 property sales. Prices also had a significant impact on sales revenues, with the average sales price for crude oil decreasing by 29.0%, to an average price of $32.88 per Bbl for the six month period ended June 30, 2016 compared to an average price of $46.28 per Bbl for the six month period ended June 30, 2015. The average sales price for natural gas decreased by 40.7%, to an average price of $1.47 per Mcf for the six month period ended June 30, 2016 compared to an average price of $2.48 per Mcf for the six month period ended June 30, 2015.  At June 30, 2016, approximately 44.3% of the Partnership’s reserves are crude oil reserves and 55.7% of the Partnership’s reserves are natural gas reserves on a BOE basis, so the average price of both commodities significantly impacts Partnership results.

While crude oil prices have risen into the mid-forties during June and July 2016, Reef believes they are likely to remain volatile, and commodity prices will have a significant impact on the Partnership’s future results of operations. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells substantially all of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses, after removing the $140,000 credit for ad valorem taxes recorded during the second quarter of 2016, decreased from $946,779 for the six month period ended June 30, 2015 to $198,564 for the six month period ended June 30, 2016. Lease operating expenses on the Thums Unit and the Slaughter Dean properties, which were sold in 2015, totaled $690,149 of the $947,729 in lease operating expense incurred during the six month period ended June 30, 2015. As a result of property sales made to date, and expected continued property sales as the Partnership moves to wind up operations and terminate during 2016, the Partnership’s sales revenues are currently unable to cover both operating and general and administrative costs. While sales prices have improved during June and July 2016 we do not expect this situation to change.

General and administrative costs decreased from $314,689 for the six month period ended June 30, 2015 to $143,370 for the six month period ended June 30, 2016. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. As properties are sold and the Partnership’s operations wind down, its overhead allocation has decreased accordingly. The administrative overhead charged to the Partnership decreased from $192,209 for the six month period ended June 30, 2015 to $29,247 for the six month period ended June 30, 2016.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 12, 2016	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 12, 2016	By:	/s/ Daniel C. Sibley
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