Form 10-Q
period 2016-09-30
Reef Oil & Gas Income & Development Fund III LP
filed 2016-11-23
CIK 1411643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 15, 2016, the registrant had 885.6999 units of limited partner interest outstanding, and 8.9697 units of general partner interest and 1.3000 of limited partner interest held by the managing general partner.

Reef Oil & Gas Income and Development Fund III, L.P.

Form 10-Q Index

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$344,264	$1,515,010
Accounts receivable from affiliates	106,855	135,851
Total current assets	451,119	1,650,861

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $10,352,321 and $14,737,574	298,346	760,460
Net oil and gas properties	298,346	760,460

Total assets	$749,465	$2,411,321

Liabilities and partnership equity

Current liabilities:
Accounts payable	$24,889	$9,996
Accrued liabilities	13,534	—
Total current liabilities	38,423	9,996

Long term liabilities
Asset retirement obligation	360,505	591,945
Total long term liabilities	360,505	591,945

Partnership equity
General partners	—	1,302,555
Limited partners	453,060	468,462
Managing general partner	(102,523)	38,363
Total partnership equity	350,537	1,809,380

Total liabilities and partnership equity	$749,465	$2,411,321

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Oil, gas and NGL sales	$468	$272,980	$169,501	$1,336,922

Costs and expenses:
Lease operating expenses	66,650	175,741	125,214	1,122,520
Production taxes	(13,748)	28,903	4,762	91,866
Depreciation, depletion and amortization	1,518	114,562	55,859	491,429
Accretion of asset retirement obligation	2,946	5,643	13,441	51,600
Property impairment	—	1,735,074	140,003	5,204,490
Gain on sale of oil & gas properties	—	—	(100,543)	(1,673,100)
General and administrative	68,084	140,174	211,454	454,863
Total costs and expenses	125,450	2,200,097	450,190	5,743,668

Loss from operations	(124,982)	(1,927,117)	(280,689)	(4,406,746)

Other income
Miscellaneous income	25	93	1,846	93
Interest income	—	—	—	2
Total other income	25	93	1,846	95

Net loss	$(124,957)	$(1,927,024)	$(278,843)	$(4,406,651)

Net loss per general partner unit	$—	$(2,140)	$—	$(5,058)
Net loss per limited partner unit	$(125)	$(2,140)	$(302)	$(5,058)
Net income (loss) per managing partner unit	$(1,516)	$(2,929)	$(1,236)	$9,543

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(278,843)	$(4,406,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Plugging and abandonment costs paid from ARO	(8,840)	(3,355)
Adjustments for non-cash transactions:
Depletion, depreciation and amortization	55,859	491,429
Accretion of asset retirement obligation	13,441	51,600
Gain on sale of oil and gas properties	(100,543)	(1,673,100)
Property impairment	140,003	5,204,490
Changes in operating assets and liabilities
Accounts receivable from affiliates	28,996	8,721
Accrued liabilities	13,534	(6,247)

Net cash used in operating activities	(136,393)	(333,113)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	174,594	830,464
Property development	(43,840)	(272,909)

Net cash provided by investing activities	130,754	557,555

Cash flows from financing activities:
Distributions to partners	(1,165,107)	(17,748)

Net cash used in financing activities	(1,165,107)	(17,748)

Net increase (decrease) in cash and cash equivalents	(1,170,746)	206,694
Cash and cash equivalents, beginning of period	1,515,010	368,620

Cash and cash equivalents, end of period	$344,264	$575,314

Supplemental disclosure of non-cash investing transactions
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$236,041	$1,859,763
Partner distributions suspensed and included in accounts payable	$14,893	$186
Property sales included in accounts receivable from affiliates	$—	$181,610

See accompanying notes to condensed financial statements (unaudited).

Reef Oil & Gas Income and Development Fund III, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2016

1. Organization and Basis of Presentation

The condensed financial statements of Reef Oil & Gas Income and Development Fund III, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2016. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern. Our independent registered public accounting firm’s opinion included in our Annual Report includes an explanatory paragraph regarding the Partnership’s limited life, and management’s plan to sell all remaining assets of the Partnership, wind up and terminate the Partnership during 2016, as specified in the Partnership’s governing documents at its inception. It is likely that the sale of all Partnership assets will not be completed until early 2017, and the termination of the Partnership will not occur until 2017. As of September 30, 2016 the Partnership owned interests in approximately 280 wells, compared to over 600 wells at December 31, 2015. Reef does not expect sales proceeds from the sale of the Partnership’s remaining assets will allow partners to recover their full investment in the Partnership. In accordance with generally accepted accounting principles for a limited life entity, the Partnership has not applied the liquidation basis of accounting to these financial statements.

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

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 thousand cubic feet (“Mcf”) of natural gas to 1 barrel (“Bbl”) of crude oil. Under the full cost method of accounting, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless such disposition would significantly alter the relationship between capitalized costs and proved reserves. During the three and nine month periods ended September 30, 2016, the Partnership recognized gain on sale of oil and gas properties totaling $0 and $100,543, respectively. During the three and nine month periods ended September 30, 2015, the Partnership recognized gain on sale of oil and gas properties totaling $0 and $1,673,100, respectively.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost ceiling, which is defined as the sum of the estimated future net revenues from the Partnership’s proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. During the three and nine month periods ended September 30, 2016, the Partnership recognized $0 and $140,003 of impairment expense of proved properties, respectively. During the three and nine month periods ended September 30, 2015, the Partnership recognized $1,735,074 and $5,204,490 of impairment expense of proved properties, respectively.

Estimates of Proved Oil and Gas Reserves

The estimates of the Partnership’s proved reserves at September 30, 2016 and December 31, 2015 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information at September 30, 2016 and December 31, 2015 was based upon evaluations prepared by the senior reservoir engineer for Reef Exploration, L.P. (“RELP”), an affiliate of the Partnership and Reef Oil and Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership.

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

Restoration, Removal and Environmental Liabilities

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2016 and the year ended December 31, 2015.

	Nine months ended September 30, 2016	Year ended December 31, 2015
Beginning asset retirement obligation	$591,945	$2,528,422
Retirement related to sale and disposition of proved properties	(236,041)	(1,988,403)
Retirement related to property abandonment and restoration	(8,840)	(4,170)
Accretion expense	13,441	56,096
Ending asset retirement obligation	$360,505	$591,945

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

3. Transactions with Affiliates

Reef initially purchased 1% of the total Partnership units (8.9697 units of general partner interest), and received an additional 10% general partner interest as compensation for forming the Partnership. This 10% interest is “carried” by the Investor Partners and Reef pays no drilling or completion expenses for this interest. In addition, Reef has purchased 1.30 units of Partnership interest from investor partners. Effective September 1, 2015 Reef receives 11.13% and investor partners receive 88.87% of total cash distributions. During the nine month periods ended September 30, 2016 and 2015, Reef received $131,349 and $1,965, respectively, in cash distributions related to its Partnership interest.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. RELP is entitled to receive drilling compensation in an amount equal to 15% of the total well costs paid by the Partnership for wells operated by RELP. RELP served as the operator of the Partnership’s Slaughter Field in Cochran County, Texas and the wells in which the Partnership held an interest thereon (the “Slaughter Dean Wells”) prior to their sale during the second quarter of 2015.  RELP also receives drilling compensation in an amount equal to 5% of the total well costs paid by the Partnership for all non-operated wells. While the Partnership has not engaged in oil and gas drilling activities during 2016, total well costs also include the costs of all developmental activities on a well, such as reworking, working over, deepening, sidetracking, fracturing a producing well, installing pipeline for a well or any other activity incident to the operations of a well, excluding ordinary well operating costs after completion.  Total well costs do not include costs relating to lease acquisitions.  During the nine month period ended September 30, 2016 and the year ended December 31, 2015, RELP received $1,175 and $13,564, respectively, in drilling compensation. Drilling compensation payments are included in oil and gas properties in the financial statements.

Additionally, Reef and its affiliates are reimbursed for direct costs and documented out-of-pocket expenses incurred on behalf of the Partnership. During the three and nine month periods ended September 30, 2016, the Partnership paid or accrued to Reef and its affiliates $20,583 and $44,595, respectively, for direct costs and paid or accrued to Reef and its affiliates $0 and $2,805, respectively, for out of pocket expenses. During the three and nine month periods ended September 30, 2015, the Partnership paid or accrued to Reef and its affiliates $17,895 and $67,963, respectively, for direct costs and paid or accrued to Reef and its affiliates $206 and $2,579, respectively, for out of pocket expenses.

RELP allocates its general and administrative expenses as overhead to all of the partnerships to which it provides services, and this allocation is a significant portion of the Partnership’s general and administrative expenses. The allocation of RELP’s overhead to the partnerships to which it provides services is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. During the three and nine month periods ended September 30, 2016, the administrative overhead charged by RELP to the Partnership totaled $33,079 and $62,326, respectively. During the three and nine month periods ended September 30, 2015, the administrative overhead charged by RELP to the Partnership totaled $82,796 and $275,005, respectively. The administrative overhead charged by RELP is included in general and administrative expense in the accompanying condensed statements of operations. RELP’s general and administrative costs include all customary and routine expenses, accounting, office rent, telephone, secretarial, salaries and other incidental expenses incurred by RELP or its affiliates that are necessary to the conduct of the Partnership’s business, whether generated by RELP, its affiliates or third parties, but excluding direct and operating costs.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2016, and December 31, 2015, RELP owed the Partnership $106,855 and $135,851, respectively, for net revenues processed in excess of joint interest, drilling compensation, direct costs, and out-of-pocket expenses. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least an annual basis.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2016 is detailed below:

For the three months ended September 30, 2016

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(13,593)	$(1,516)
Limited partner	886.9999	(111,364)	$(125)
Total	895.9696	$(124,957)

For the nine months ended September 30, 2016

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner	8.9697	$(11,086)	$(1,236)
Limited partner	886.9999	(267,757)	$(302)
Total	895.9696	$(278,843)

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

Going Concern

Management is currently pursuing the sale of all Partnership assets. As a result, the Partnership is not expected to continue as a going concern. While the original intent was to wind up and terminate the Partnership during 2016, it is likely that the sale of all Partnership assets will not be completed until early 2017, and the termination of the Partnership will not occur until 2017. As of September 30, 2016 the Partnership owned interests in approximately 280 wells, compared to over 600 wells at December 31, 2015. Reef does not expect sales proceeds from the sale of the Partnership’s remaining assets will allow partners to recover their full investment in the Partnership. In accordance with generally accepted accounting principles for a limited life entity, the Partnership has not applied the liquidation basis of accounting to these financial statements.

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

As commodity prices continued to decline throughout 2015, the Partnership saw its results of operations, financial position, and cash flows being severely adversely affected. The Partnership is not engaged in commodity futures trading or hedging activities, and does not have significant cash reserves on hand, since cash flows are normally distributed on a regular basis to the investor partners. During the first two quarters of 2015 working capital was being drained because the Slaughter Dean acquisition properties were being operated at a deficit. During the third quarter of 2015, lease operating costs, production taxes, and general and administrative expenses of the remaining Azalea and Lett acquisition properties exceeded revenues. Without a recovery in commodity prices, the Partnership would need to either borrow funds from Reef or sell properties to generate cash to cover the deficits. As Reef was unable to project when or if commodity prices would significantly recover, a decision was made in October 2015 to begin marketing the remaining assets of the Partnership, with expectation to complete the divestiture of properties, wind up, and terminate the Partnership during 2016. Currently Reef believes that all remaining assets will not be sold until early 2017, and the termination of the Partnership will therefore occur during 2017.

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

During the third quarter of 2016, the Partnership made nine oil and gas property sales, totaling approximately 135 wells and representing, in the aggregate, approximately 12.2% of the Partnership’s total reserves on a BOE basis, as measured by the Partnership’s December 31, 2015 reserve report. Cash proceeds from these oil and gas property sales totaled $52,987.

As of September 30, 2016, the Partnership continues to own working interests in approximately 280 wells acquired in the Azalea acquisition, located in Texas, New Mexico, Louisiana, Oklahoma, North Dakota, Mississippi and Montana. The Partnership has divested of all of its Colorado, Kansas, Alabama, and Arkansas properties during the first nine months of 2016.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $89,410,519 from both non-Reef partners and Reef.  Non-Reef partners purchased 490.9827 units of general partner interest and 397.0172 units of limited partner interest for $88,648,094, net of adjustments for sales to brokers for their own accounts, who were permitted to buy units at a price net of the commission that they would normally earn on sales of units. Reef contributed $762,425 for the purchase of 8.9697 units of general partner interest at a price of $85,000 per unit, which is net of the 15% management fee paid by non-Reef investors. The 15% management fee used to pay organization and offering costs, including sales commissions, totaled $13,168,094, leaving capital contributions of $76,242,425 available for Partnership activities. As of September 30, 2016, the Partnership had expended $81,413,383 on property acquisition and development costs, prior to sales of the Partnership’s interests or portions of its interests in certain properties. Expenditures in excess of available capital have been financed through debt or property sales, or have been recovered from cash flows by reducing Partnership distributions.

Working capital has declined during the first nine months of 2016, from $1,640,865 at December 31, 2015 to $412,696 at September 30, 2016, primarily as a result of the distribution of sales proceeds totaling $1,165,107 received from property sales made during 2015 and 2016 to the investor partners during the first nine months of 2016.  The Partnership has retained a portion of the cash received from property sales to cover any deficits during the divestiture of all remaining properties and the winding up and termination of the Partnership. The Partnership generally maintains nominal working capital, as cash flows are normally utilized to pay monthly cash distributions to the partners.  Sources of future funding consist of cash on hand, cash flow from operations, and cash flow from sales of properties.  The Partnership may not be able to sell properties at the values desired in order to achieve its objective of selling Partnership properties on terms that provide a favorable return to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. This discussion should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

Partnership gross revenues from the sale of oil and natural gas from Partnership properties during the third quarter of 2016 were approximately $30,000 per month, and are slowly declining as properties are divested. However, during the third quarter the Partnership reviewed and adjusted previous revenue accruals, which included revising downward the amounts of previous revenue accruals, as well as reversing previous revenue accruals on sold properties. The adjustment to revenue, which totaled $90,287, reduced oil and gas sales revenues from $90,755 to $468 for the third quarter of 2016. The accrual adjustments also affected production taxes by $23,368, and reduced production taxes from $9,620 to a negative amount of $13,748 for the third quarter of 2016. The Partnership expects that during the fourth quarter, assuming oil and gas prices remain relatively stable, revenues will decline from the approximate $30,000 per month level of the prior quarter, as properties continue to be divested. The Partnership saw a slight decline in the average oil price received from $38.37 per Bbl in the second quarter to $36.00 per Bbl in the third quarter. Gas prices received rose slightly from $1.66 per Mcf during the second quarter to $1.78 per Mcf during the third quarter. Nonetheless, as a result of the property sales already made by the Partnership, it is difficult for oil and gas revenues from the Partnership’s remaining properties to cover both operating as well as administrative costs at current price levels.

The estimated net proved crude oil and natural gas reserves at September 30, 2016 and 2015 are summarized below. Reserve estimates are calculated using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. At September 30, 2016, the un-weighted arithmetic average prices were $41.97 per Bbl of crude oil and $2.40 per Mcf of natural gas, compared to $59.32 per Bbl of crude oil and $3.00 per Mcf of natural gas at September 30, 2015.

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

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2016	24,880	190,060
September 30, 2015	380,860	495,710

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The Partnership had a net loss of $124,957 for the three month period ended September 30, 2016, compared to a net loss of $1,927,024 for the three month period ended September 30, 2015. During the three month period ended September 30, 2015, the Partnership’s net loss of $1,927,024 was impacted by impairment of proved property totaling $1,735,074, which was recognized primarily due to lower 2015 commodity prices which reduced proved recoverable reserves. The Partnership did not recognize any impairment of proved properties during the three month period ended September 30, 2016. Excluding impairment of proved properties, the Partnership net loss for the three month period ended September 30, 2015 totaled $191,950.

Partnership revenues totaled $468 for the three month period ended September 30, 2016 compared to $272,980 for the three month period ended September 30, 2015. Third quarter 2016 revenues were impacted by downward revisions to prior revenue accruals totaling $90,287 as discussed above, and totaled $90,755 prior to the accrual adjustments. Production taxes, which totaled $9,620 for the third quarter of 2016 prior to adjustment, were adjusted downward by $23,368 to a negative amount of $13,748 for the third quarter of 2016. Sales volumes and sales revenues are continuing to decline as a result of the divestiture of Partnership properties during 2016. As of September 30, 2016, gross revenues from Partnership oil and gas sales, at current pricing, are approximately $30,000 per month, and sales volumes will continue to decline during the fourth quarter. At September 30, 2016, 44% of the Partnership’s reserves are oil reserves and 56% of the Partnership’s reserves are natural gas reserves on a BOE basis, so the average price of both commodities significantly impacts Partnership results.

While crude oil prices have remained relatively stable since June 2016, Reef believes they are likely to remain volatile, and commodity prices will have a significant impact on the Partnership’s future results of operations. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells substantially all of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $175,741 for the three month period ended September 30, 2015 to $66,650 for the three month period ended September 30, 2016, primarily as a result of the Partnership’s divestiture of properties. Lease operating expenses on the Thums Long Beach Unit and the Slaughter Dean acquisition properties, which were sold in 2015, totaled $47,223 of the $175,741 in lease operating expense incurred during the third quarter of 2015. Currently oil and gas sales revenues are no longer sufficient to satisfy lease operating and general and administrative costs, and we expect this trend to continue until all properties have been divested and the Partnership terminated.

General and administrative costs decreased from $140,174 for the three month period ended September 30, 2015 to $68,084 for the three month period ended September 30, 2016. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. As properties are sold and the Partnership’s operations wind down, its overhead allocation has decreased accordingly. The administrative overhead charged to the Partnership decreased from $82,796 for the three month period ended September 30, 2015 to $33,079 for the three month period ended September 30, 2016. In addition, during the three month period ended September 30, 2015, the Partnership incurred third party engineering costs of approximately $20,000.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The Partnership had a net loss of $278,843 for the nine month period ended September 30, 2016, compared to a net loss of $4,406,651 for the nine month period ended September 30, 2015. After adjusting for the gain on sales of oil and gas properties, the Partnership had a net loss of $379,386 for the nine month period ended September 30, 2016, compared to a net loss of $6,079,846 for the nine month period ended September 30, 2015. The primary reasons for the change in operating results are depreciation, depletion and amortization expense and impairment expense.

During the nine month periods ended September 30, 2016 and 2015, the Partnership recognized impairment expense of proved property totaling $140,003 and $5,204,490, respectively, primarily due to declines in the un-weighted arithmetic average of the first-day-of-the-month commodity price over the preceding 12 month periods ended September 30, 2016 and 2015. Property impairment expense in 2016 is greatly reduced from 2015 levels, as the Partnership recorded impairment expense in excess of $5.4 million during 2015, in addition to selling its working interests in the Thums Long Beach Unit and Slaughter Dean acquisition properties, resulting in a proved property valuation of only $760,460 as of December 31, 2015. Given the higher property basis and higher production volumes that existed during 2015, depletion expense for the nine month period ended September 30, 2015 totaled $491,429, compared to $55,859 for the nine month period ended September 30, 2016.

Estimates of reserves and future net revenues from those reserves are calculated based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period. At September 30, 2015, estimated reserves were calculated using average prices of $59.32 per Bbl for crude oil and $3.00 per Mcf of natural gas. At September 30, 2016, estimated reserves were calculated using average prices of $41.97 per Bbl for crude oil and $2.40 per Mcf of natural gas. The Partnership has seen commodity prices remain relatively stable since June 2016.  The Partnership did not record any impairment of proved properties during the third quarter of 2016, and we do not expect to record impairment of proved properties during the fourth quarter of 2016.

Partnership revenues totaled $169,501 for the nine month period ended September 30, 2016 compared to $1,336,922 for the nine month period ended September 30, 2015. Sales revenues were impacted by adjustments to revenue accruals totaling $90,287 during the third quarter of 2016, and totaled $259,788 prior to the accrual adjustments. Sales revenues from the Partnership’s two major properties sold during 2015, the Slaughter Dean acquisition properties and the Thums Long Beach Unit, totaled $864,602, or 64.7% of the $1,336,922 in revenues received during the first nine months of 2015. At current oil and gas prices, the gross sales revenues received by the Partnership for its remaining oil and gas properties are approximately $30,000 per month, and this level will decline as additional properties are divested. Production taxes, which totaled $28,130 for the nine month period ended September 30, 2016 prior to adjustment, were impacted by the revenue accrual adjustments and were adjusted downward by $23,368 to a reported amount of $4,762 for the nine month period ended September 30, 2016.

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

Lease operating expenses decreased from $1,122,520 for the nine month period ended September 30, 2015 to $125,214 for the nine month period ended September 30, 2016, primarily as a result of the Partnership’s divestiture of properties. Lease operating expenses on the Thums Long Beach Unit and the Slaughter Dean acquisition properties, which were sold in 2015, totaled $737,371, or 65.7%, of the $1,122,520 in lease operating expense incurred during the nine month period ended September 30, 2015. As a result of property sales made to date, and expected continued property sales as the Partnership moves to wind up operations and terminate, the Partnership’s sales revenues are not sufficient to satisfy both operating and general and administrative costs.

General and administrative costs decreased from $454,863 for the nine month period ended September 30, 2015 to $211,454 for the nine month period ended September 30, 2016. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. As properties are sold and the Partnership’s operations wind down, its overhead allocation has decreased accordingly. The administrative overhead charged to the Partnership decreased from $275,005 for the nine month period ended September 30, 2015 to $62,326 for the nine month period ended September 30, 2016. In addition, during the nine month period ended September 30, 2015, the Partnership incurred third party engineering costs of approximately $25,000.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF OIL & GAS INCOME AND DEVELOPMENT FUND III, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 23, 2016	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 23, 2016	By:	/s/ Daniel C. Sibley
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